Form 10QSB
period 1996-06-30
NUMED HOME HEALTH CARE INC
filed 1996-08-12
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB



                [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 1996
                                       or
                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12992


                          NuMED HOME HEALTH CARE, INC.
        (Exact name of small business issuer as specified in its charter)


                     STATE OF NEVADA                34-1711764
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     identification No.)


              6505 Rockside Road Suite 400, Independence, OH  44131
            (Address of principal executive offices)      (Zip Code)


         Issuer's telephone number, including area code: (216) 447-6066


   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
    [   ] No


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 2, 1996 was 4,974,196 (exclusive of Treasury Shares).

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                 June 30,     March 31,
                                                   1996          1996
          ASSETS
   Current assets:
     Cash and cash equivalents                  $1,260,766    $1,494,860
     Cash deposits securing contractual
       arrangements                              1,417,014     1,417,014
                                                 ---------     ---------
                                                 2,677,780     2,911,874
     Accounts receivable                         4,838,352     4,788,715
     Notes receivable                                    0       106,966
     Inventories                                    26,274        26,274
     Prepaids and other current assets             242,203       201,224
                                                 ---------     ---------
   Total current assets                          7,784,609     8,035,053

   Property and equipment, net of
       accumulated depreciation
       of $139,966 and $117,459,
       respectively                                245,008       259,138
   Goodwill, net of amortization of
       $1,200,189 in and $1,103,018
       in 1995                                   4,946,946     4,991,154
   Other intangibles assets, net of
       accumulated amortization of
       $ 961,551 and $926,187 respectively         168,261       203,627
   Other                                            32,235        32,109
                                                ----------    ----------
   Total assets                                $13,177,059   $13,521,081
                                                ==========    ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable                       $405,410      $550,117
     Accrued expenses                            1,954,034     1,943,306
     Short term notes payable                            0        20,000
     Current portion of notes payable-
       acquisitions                                142,207       167,852
                                                 ---------     ---------
   Total current liabilities                     2,501,651     2,681,275
   Long term obligations:
     Other                                          18,869        21,999
     Notes payable-acquisitions, less current
       portion                                     617,787       637,028
                                                 ---------     ---------
   Total long term obligations                     636,656       659,027
                                                 ---------     ---------
   Total liabilities                             3,138,307     3,340,302
   Stockholders' equity:
     Preferred stock, authorized 2,000,000,
       no shares issued or outstanding                   0             0
     Common stock, $.001 par value,
       authorized 48,000,000 shares,
       5,010,219 shares issued                       5,010         5,010
     Additional paid-in capital                 10,708,347    10,708,176
     Treasury stock, 36,023 and 46,023
       shares, respectively, at cost               (56,108)      (68,138)
     Accumulated deficit                          (618,497)     (464,269)
                                                ----------    ----------
   Total stockholders' equity                   10,038,752    10,180,779
                                                ----------    ----------
   Total liabilities and stockholders'
       equity                                  $13,177,059   $13,521,081
                                                ==========    ==========

   Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.
                                   Form 10-QSB

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                               Three Months Ended June 30,
                                                    1996          1995

   Net Revenues                                 $6,424,675    $5,526,192
   Direct expenses                               4,868,006     4,113,885
                                                 ---------     ---------
   Gross profit                                  1,556,669     1,412,307

   General and administrative expenses:
   Salaries and benefits                           892,882       753,613
   Operating expenses                              189,407       154,640
   Professional fees                               103,018        23,599
   Legal fees                                      103,971        27,096
   Occupancy expenses                              194,754       162,560
   Insurance                                        76,424        62,620
   Amortization and depreciation                   152,669       149,846
   Bad debt expense                                 14,398         5,583
                                                 ---------     ---------
   Total general and administrative              1,727,523     1,339,557
                                                 ---------     ---------
   Operating income                               (170,854)       72,750

   Other revenues (expenses):
   Interest income                                  32,842        25,660
   Interest expense                                (12,639)       (7,713)
   Other                                              (268)       (3,800)
                                                 ---------     ---------
   Total other revenues (expenses)                  19,935        14,147
                                                 ---------     ---------
   Income before income taxes                     (150,919)       86,897
   Income tax expense                                3,309        14,103
                                                 ---------     ---------
   Net income after income taxes                 $(154,228)    $  72,794
                                                 =========     =========
   Per share:
   Net income after income taxes                 $   (0.03)    $    0.01
                                                 =========     =========

   Shares used in computing per
    share information                            4,967,712     4,885,828

                 See notes to consolidated financial statements.
                                   Form 10-QSB

                                            NuMED Home Health Care, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                   Three Months Ended June 30, 1996 and Year Ended March 31, 1996

                                                                               Unrealized
                                                                                  Gain
                                                    Additional                 (Loss) on
                                Common Stock         Paid-in     Accumulated   Marketable       Treasury Stock
                              Shares    Dollars      Capital      (Deficit)    Securities      Shares    Dollars     Total

      Balance at
     March 31, 1995         5,010,219    $5,010   $10,665,403     ($573,764)   ($51,686)    (409,020)   ($492,000)  $9,552,963

   Net income (loss)
    for the Year                                                    109,495                                            109,495

   Unrealized Gain on
    Marketable Securities                                                        51,686                                 51,686

   Other                                                6,000                                                            6,000

   Acquisition of
    assets from Rehab
    America, Inc.                                      32,637                                297,715      358,114      390,751

   Shares issued under
    Employee Stock
    Purchase Plan                                       3,275                                 81,282       97,772      101,047

   Purchase Treasury
    shares                                                                                   (21,000)     (38,038)     (38,038)

   Private Placement of
    Restricted Stock for
    Consulting Services                                   861                                  5,000        6,014        6,875
                            ---------    ------    ----------      --------   ---------    ---------   ----------   ----------
      Balance at
     March 31, 1996         5,010,219    $5,010   $10,708,176     ($464,269)         $0      (46,023)    ($68,138) $10,180,780

   Net income (loss)
    for quarter                                                    (154,228)                                         (154,228)

   Exercise of Options                                    171                                 10,000       12,030       12,201
                            ---------    ------    ----------      --------   ---------    ---------   ----------   ----------
   Balance at
    June 30, 1996           5,010,219    $5,010   $10,708,347     ($618,497)         $0      (36,023)    ($56,108) $10,038,753
                            =========    ======    ==========      ========   =========    =========   ==========   ==========

                 See notes to consolidated financial statements.
                                   Form 10-QSB

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow


                                               Three Months Ended June 30,
                                                    1996          1995

   Cash flows from operating activities
   Net Income (loss)                             $(154,228)    $  72,794

   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
        Depreciation and amortization              152,669       149,846
        Cash deposits securing contractual
          arrangements                                   0      (142,646)
        Loss on sale of marketable securities            0         2,450
        Loss on sale or disposal of property,
          plant and equipment                          268             0
        (Decrease) increase in cash due to
          net changes in operating assets
          and liabilities:
             Accounts receivable - trade           (65,743)     (153,468)
             Prepaid expenses and other assets     (40,979)     (171,837)
             Deferred charges or other long
              term assets                             (125)       41,272
             Accounts payable and accrued
              expenses                            (170,839)      758,229
                                                 ---------     ---------
   Net cash provided by (used in)
    operating activities                          (278,977)      556,640

   Cash flows from investing activities
   Sale of marketable securities held
    for sale                                             0        10,100
   (Purchase) of property and equipment,
    net                                             (6,272)      (70,564)
   Acquisition of assets from Rehab America,
    Inc., net of cash acquired                           0    (5,124,818)
   Other                                                 0         1,000
   Exercise of options                              12,201             0
   Note Receivable                                 106,966             0
   Purchase of accounts receivable from
    factor                                               0      (242,327)
                                                 ---------    ----------
   Net cash (used in) investing activities         112,895    (5,426,609)

   Cash flows from financing activities
   Proceeds from short-term borrowings                   0         1,384
   Payments of short-term borrowings               (45,641)      (74,314)
   Other                                            (3,126)            0
   Payments of long-term borrowings                (19,245)       (3,254)
                                                 ---------    ----------
   Net cash (used in) provided by financing
    activities                                     (68,012)      (76,184)
                                                 ---------    ----------
   Increase (Decrease) in cash and
    cash equivalents                              (234,094)   (4,946,153)
   Cash and cash equivalents at beginning
    of year                                      1,494,860     7,406,142
                                                 ---------    ----------
   Cash and cash equivalents at end of
    period                                      $1,260,766    $2,459,989
                                                 =========     =========
   Non cash transactions:
   Common stock issued for acquisition of
    assets from Rehab America, Inc.
    (275,000 shares)                            $      -      $  360,938
   Common stock issued for consulting
    services (22,715 shares)                    $      -      $   29,813
                                                 ---------     ---------
                                                $      -      $  390,751
                                                 =========     =========


                 See notes to consolidated financial statements.
                                   Form 10-QSB

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   June 30, 1996

   NOTE A-BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1996.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations

        Net Revenues for the three months ended June 30, 1996 increased by 16% or $898,000 over the same period one year ago. The acquisition of Parke Home health Care, Inc. ("Parke") effective January 1, 1996 accounted for $534,000 of the increase. The remaining increase of $364,000 was primarily attributable to increased visits in the home health care division. Home health care net revenue for the quarter increased $868,000 or 33% over the same period one year ago, of which 12.7% was attributable to Parke. Net revenues for the Company's rehabilitation therapy division conducted through the Company's subsidiary NuMED Rehabilitation, Inc. ("NuMED Rehab") increased $30,000 or 1% over the same period one year ago.

        Direct expenses as a percentage of net revenue increased 2% to 76% of net revenues as compared to 74% for the same period one year ago. Direct expenses for the home health care division remained stable at 72% of home health care net revenues while direct expenses for NuMED Rehab increased to 81% of its net revenues as compared to 77% for the same period one year ago. The increase for NuMED Rehab was generally attributable to three primary factors. First, during the fourth quarter of fiscal 1996 and during the three months ended June 30, 1996, NuMED Rehab experienced the loss of several long-term staffing contracts that were difficult to replace prior to June 30, 1996 as a result of pending discussions and consideration of an extraordinary transaction involving the potential sale of the Company (see Part II, Item 5 - "Other Information"). NuMED Rehab employees staffing terminated contracts were re-assigned to other facilities pending the acquisition of new staffing agreements to replace terminated contracts. Second, NuMED Rehab initiated efforts to hire employees to replace more expensive contract staff currently necessary to meet staffing demands. The aggregate effect of reassigning existing employees and integrating new staff diminished overall efficiencies for NuMED Rehab's professional therapists during the three months ended June 30, 1996. Third, the mix of revenue between occupational, physical and speech therapy shifted during the three months ended June 30, 1996. Physical therapy revenue, which generally yields lower gross margins than either occupational or speech therapy, constituted a larger percentage of net revenues during the first quarter of fiscal 1996 as compared to the same period one year ago.

        Gross Profit as a percentage of net revenue for the three month period ending June 30, 1996 decreased to 24% as compared to 26% for the same period a year ago. The decrease in gross profit margin was a result of the increase in direct expenses attributable to diminished efficiencies and revenue mix experienced by NuMED Rehab.

        General and Administrative expenses for the three months ended June 30, 1996 increased 29% to $1,728,000 or 27% of net revenue from $1,340,000 or 24% of net revenue for the same period one year ago. The overall increase is attributable to the acquisition of Parke in addition to certain unusual and non-recurring legal and professional fees incurred in connection with the defense of class action litigation (see Part II, Item 1 - "Legal Proceedings") and the proposed acquisition of the Company by CCF Health Care Ventures, Inc. (see Part II, Item 5 - "Other Information"). Salaries and benefits also increased as a result of the addition of administrative positions to support the Company's growth during fiscal 1996.

        As a result of the foregoing, the Company experienced a net loss of approximately $154,000 for the three months ended June 30, 1996 as compared to net income of $72,000 for the same period one year ago. Excluding the effect of $145,000 of unusual and non-recurring legal and professional fees, the Company would have experienced a net loss of approximately $9,000.

   Liquidity and Capital Resources

        The Company's working capital and current ratio remained consistent at $5,283,000 and 3:1, respectively, as of June 30, 1996 as compared to $5,354,000 and 3:0, respectively, as of March 31, 1996. Cash decreased $234,000 for the three months ended June 30, 1996 as compared to March 31, 1996. The decrease in cash provided by or used in operations was primarily attributable to the application of cash during fiscal 1997 to accounts payable and accrued expenses. The decrease in cash was accompanied by a corresponding decrease in trade accounts payable and accrued expenses. During the three months ended June 30, 1995, the NuMED Rehab acquisition was consummated. Current liabilities increased as a result of the acquisition, but were paid subsequent to June 30, 1995. The increase in current liabilities from March 31, 1995 to June 30, 1995 was shown as providing cash from operations at June 30, 1995.

        One of NuMED Rehab's key customers is currently undergoing a Medicare audit in connection with professional contract therapy services provided to its patients by NuMED Rehab. The customer's fiscal intermediary has indicated its position that the cost of certain professional contract therapy services provided by NuMED Rehab exceeded the limits mandated by Medicare prudent buyer principles. Management believes that the position taken by the auditing fiscal intermediary is erroneous and intends to vigorously contest any determination that disallows any portion of the fees paid to NuMED Rehab for professional services rendered in this case. There can be no assurance that NuMED Rehab will prevail in its position on this matter. An adverse determination by the fiscal intermediary could require NuMED Rehab to reimburse a portion of the fees its received in connection with the services in question which could have a material adverse effect on the Company's financial position and results of operations.

        The Company has a line of credit in the amount of $1.0 million. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 1.75%. The line of credit is secured by a $1.0 million certificate of deposit. Approximately $359,000 of this line was utilized to pay the cash portion of the purchase price of the outstanding stock of Parke. The outstanding balance is due and payable no later February 28, 1998. Pursuant to the terms of the loan agreement, management intends to repay the loan during fiscal 1998. Also, in connection with the Parke acquisition, the Company financed 50% of the acquisition with two 30 month term loans payable to the previous owners of Parke. The aggregate outstanding principal balance on the notes at June 30, 1996 was approximately $323,000. Interest accrues on the Parke loans at the rate of eight percent (8%) per annum and is secured by the outstanding stock of Parke purchased by the Company.

        The Company also has a $500,000 and a $150,000 line of credit. Interest on the $500,000 line of credit accrues at a blended interest rate equal to the lender's certificate of deposit rate plus 2% on the first $275,000 and the prime lending rate plus 2% on the remaining $225,000. Interest on the principal balance outstanding on the $150,000 line of credit accrues at the prime rate of interest plus 1/2%. Any outstanding balances existing under either of the foregoing lines of credit are secured by accounts receivable or certificates of deposit and other cash accounts. As of June 30, 1996, there was no principal balance outstanding on either the $500,000 or the $150,000 line of credit. The Company is in material compliance with all debt covenants under its lines of credit.

        Parke Home Health Care currently has two lines of credit for $100,000 and $50,000. Interest accrues on each of the lines at the prime rate of interest plus 1%. Any outstanding balances existing under either of the foregoing lines of credit are secured by substantially all of Parke's assets. As of June 30, 1996, there were no amounts outstanding under either of Parke's lines of credit. Parke Home Health Care is in material compliance with all debt covenants under its lines of credit.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At June 30, 1996, net goodwill and
   intangible assets of the Company were $5.1 million.   The amortization of
   goodwill and intangible assets in the future will decrease net income or increase any net loss.

        The Company intends to implement a management information system for its entire operation in fiscal 1997. The cost of the system is estimated at $1.0 million of which $550,000 will be expended during the remainder of fiscal 1997. Management intends to finance the system either with a lease or with the use of existing cash over a period of 12-60 months.

        The Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for at least the next 12 months.

                           Part II - OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS

        On January 31, 1996, Robin Fernhoff, individually and on behalf of all others similarly situated filed a class action in the United States District Court for the Middle District of Florida, Tampa Division against NuMED Home Health Care, Inc., Jugal K. Taneja and A.T. Brod & Co., Inc. (Case No. 96-200-CIV-T-21C). The plaintiff alleged that failure to disclose the net capital position of A.T. Brod & Co., Inc. caused the disclosure in the Company's prospectus dated February 8, 1995, to be materially misleading. The plaintiff also alleged violations of Section 11 and 12(2) of the Securities Act of 1933, 15 U.S.C. Sections 77k and 77l respectively, and sought damages on behalf of the class.

        In response to the complaint, the Company filed its answer and a corresponding motion to dismiss. On July 25, 1996, the United States District Court for the Middle District of Florida, Tampa Division, granted
   the Company's motion dismissing the complaint in its entirety.   While the
   Court granted Plaintiff leave to amend the complaint, the Court indicated its concern for Plaintiff's ability to overcome the complaint's substantial deficiencies. Management believes that the action is frivolous and without merit and intends to vigorously contest any restated allegations.

        On November 28, 1995, a complaint was filed in the Cuyahoga County Ohio Court of Common Pleas by a former officer and director of the Company in connection with a dispute arising from the plaintiff's resignation from the Company. The complaint sought damages based upon an alleged a breach of an alleged employment contract. The complaint sought $500,000 in damages from the Company, $500,000 in damages from the CEO, and $500,000 in punitive damages. On June 27, 1996 the matter was dismissed following settlement for an immaterial amount of all outstanding issues with the plaintiff.

   Items 2 through 4. - Not applicable


   Item 5. OTHER INFORMATION

        On May 30, 1996, the Company signed a non-binding letter of intent to proceed with serious consideration of an unsolicited transaction under which CCF Health Care Ventures, Inc., an affiliate of the Cleveland Clinic Foundation, would acquire 80% of the outstanding shares of the Company at a price of $4.00 per share. The total cost of the proposal to CCF Health Care Ventures, Inc. would not exceed $17,400,000 including other payments to shareholders who are members of management. Management shareholders are parties to employment contracts requiring substantial payments in connection with a change of control and have not yet committed to the
   transaction.   The Company has formed an independent committee of outside directors and has hired a financial advisor to evaluate the proposed transaction. Whether any transaction will, in fact, occur will depend on various contingencies, including negotiation of a definitive agreement and a fairness opinion from an outside financial advisor. There is no assurance that any transaction will or will not occur.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits. There are no exhibits filed with this report

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NuMED Home Health Care, Inc.


    Date: August 9, 1996              By:  /s/Jugal K. Taneja
                                      Jugal K. Taneja
                                      Chairman of the Board,
                                      Chief Executive Officer


    Date: August 9, 1996              By:  /s/ Cheryl B. McMillan
                                      Cheryl B. McMillan
                                      Controller,
                                      Principal Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.         Description

      27          Financial Data Schedule