Form 10QSB
period 1996-09-30
NUMED HOME HEALTH CARE INC
filed 1996-11-14
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB



   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarter Ended September 30, 1996
                  or
   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12992


                          NuMED HOME HEALTH CARE, INC.
        (Exact name of small business issuer as specified in its charter)


                   STATE OF NEVADA                   34-1711764
           (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        identification No.)


   5770 Roosevelt Blvd., Suite, 700, Clearwater, FL                 34620
   (Address of principal executive offices)                       (Zip Code)


         Issuer's telephone number, including area code: (813) 524-3227




   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
     [   ] No


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of November 5, 1996 was 4,903,916 (exclusive of Treasury Shares).

                 NuMED Home Health Care, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                             September 30,      March 31,
                                                  1996             1996
                      ASSETS
Current assets:
  Cash and cash equivalents                   $    931,514    $   1,494,860
  Cash deposits securing contractual
    arrangements                                 1,917,014        1,417,014
                                               -----------      -----------
                                                 2,848,528        2,911,874
  Accounts receivable                            5,213,266        4,788,715
  Notes receivable                                       0          106,966
  Inventories                                       26,274           26,274
  Prepaids and other current assets                223,753          201,224
                                               -----------      -----------
Total current assets                             8,311,821        8,035,053

Property and equipment, net of accumulated
  depreciation of $162,317 and $117,459,
  respectively                                     234,294          259,138
Goodwill, net of amortization of $1,296,478
  in and $1,103,018 in 1995                      4,850,657        4,991,154
 Other intangibles assets, net of accumulated
   amortization of $ 996,574
   and $926,187 respectively                       133,238          203,627
Other                                               32,236           32,109
                                               -----------      -----------
Total assets                                   $13,562,246      $13,521,081
                                                ==========       ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                       $ 1,050,940      $   550,117
  Accrued expenses                               1,990,576        1,943,306
  Short term portion on line of credit             927,291           20,000
  Current portion of notes payable-
    acquisitions                                   176,501          167,852
                                               -----------      -----------
Total current liabilities                        4,145,308        2,681,275
Long term obligations:
  Other                                             21,554           21,999
  Notes payable-acquisitions, less
     current portion                               551,243          637,028
                                               -----------      -----------
Total long term obligations                        572,797          659,027
                                               -----------      -----------
Total liabilities                                4,718,105        3,340,302
Stockholders' equity:
  Preferred stock, authorized 2,000,000,
    no shares issued or outstanding                      0                0
  Common stock, $.001 par value, authorized
    48,000,000 shares, 5,010,219 shares
    issued                                           5,010            5,010
  Additional paid-in capital                    10,708,661       10,708,176
  Treasury stock, 106,303 and 46,023 shares,
    respectively, at cost                         (212,424)         (68,138)
  Accumulated deficit                           (1,657,106)        (464,269)
                                               -----------      -----------
Total stockholders' equity                       8,844,141       10,180,779
                                               -----------      -----------
Total liabilities and stockholders'
   equity                                      $13,562,246      $13,521,081
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

                 NuMED Home Health Care, Inc. and Subsidiaries
                       Consolidated Statements of Operations

                                     Six Months Ended September 30,
                                           1996           1995

Net revenues                           $12,565,513     $11,586,345
Direct expenses                          9,736,908       8,662,352
                                        ----------      ----------
Gross profit                             2,828,605       2,923,993

General and administrative expenses:
Salaries and benefits                    1,731,912       1,573,235
Operating expenses                         384,755         330,507
Professional fees                          144,775          78,301
Legal fees                                 114,162          54,736
Occupancy expenses                         390,771         345,253
Insurance                                  170,918         109,817
Amortization and depreciation              302,611         311,766
Bad debt expense                            32,548           5,583
                                        ----------      ----------
Total general and administrative         3,272,452       2,809,198
                                        ----------      ----------
Operating income (loss)                   (443,847)        114,795

Other revenues (expenses):
Interest income                             59,683          52,002
Interest expense                           (38,786)        (13,822)
Estimated contractual
   settlement-FYE 6/30/95                 (197,342)              0
Estimated contractual settlement-
   FYE 6/30/96                            (567,658)              0
Other                                        6,874         (13,776)
                                        ----------      ----------
Total other revenues, net                 (737,229)         24,404
                                        ----------      ----------

Income (loss) before income taxes       (1,181,076)        139,199
Income tax (benefit) expense                11,761           3,097
                                        ----------      ----------
Net income (loss) after income taxes   $(1,192,837)    $   136,102
                                        ==========      ==========
Per share:
Net income (loss) after income taxes   $     (0.24)    $      0.03
                                        ==========      ==========

Shares used in computing per
   share information                     4,950,130       4,936,223

                See notes to consolidated financial statements

           NuMED Home Health Care, Inc. and Subsidiaries
               Consolidated Statements of Operations

                                         Three Months Ended September 30,
                                              1996            1995

Net revenues                              $ 6,140,838     $6,060,153
Direct expenses                             4,868,902      4,548,467
                                           ----------      ---------
Gross profit                                1,271,936      1,511,686

General and administrative expenses:
Salaries and benefits                         839,030        819,622
Operating expenses                            195,348        175,867
Professional fees                              41,757         54,702
Legal fees                                     10,191         27,640
Occupancy expenses                            196,017        182,693
Insurance                                      94,494         47,197
Amortization and depreciation                 149,942        161,920
Bad debt expense                               18,150              0
                                           ----------      ---------
Total general and administrative            1,544,929      1,469,641
                                           ----------      ---------
Operating income (loss)                      (272,993)        42,045

Other revenues (expenses):
Interest income                                26,841         26,342
Interest expense                              (26,147)        (6,109)
Estimated contractual settlement-
   FYE 6/30/95                               (197,342)             0
Estimated contractual settlement-
   FYE 6/30/96                               (567,658)             0
Other                                           7,142         (9,976)
                                           ----------      ---------
Total other revenues, net                    (757,164)        10,257
                                           ----------      ---------
Income (loss) before income taxes          (1,030,157)        52,302
Income tax (benefit) expense                    8,452        (11,006)
                                           ----------      ---------
Net income (loss) after income taxes      $(1,038,609)    $   63,308
                                           ==========      =========
Per share:
Net income (loss) after income taxes      $     (0.21)    $     0.01
                                           ==========      =========

Shares used in computing per
      share information                     4,933,336      4,936,223

                See notes to consolidated financial statements

                                      NuMED Home Health Care, Inc. and Subsidiaries
                                     Consolidated Statements of Stockholders' Equity
                              Six Months Ended September 30, 1996 and Year Ended March 31, 1996

                                                                            Unrealized
                                                                               Gain
                                                Additional                  (Loss) on
                      Common Stock                Paid-in    Accumulated    Marketable        Treasury Stock
                         Shares      Dollars      Capital     (Deficit)     Securities      Shares      Dollars        Total

Balance at March 31,
   1995                 5,010,219    $5,010     $10,665,403    ($573,764)     ($51,686)    (409,020)   ($492,000)   $9,552,963


Net income                                                       109,495                                               109,495

Unrealized gain on
   marketable
   securities                                                                   51,686                                  51,686

Other                                                 6,000                                                              6,000

Acquisition of
 assets from
 Rehab America, Inc.                                 32,637                                 297,715      358,114       390,751

Shares issued under
  Employee Stock
  Purchase
  Plan                                                3,275                                  81,282       97,772       101,047

Purchase treasury
 shares                                                                                     (21,000)     (38,038)      (38,038)

Private placement
  of restricted
  stock for
  consulting
  services                                              861                                   5,000        6,014         6,875
                        ----------   --------     ---------    ---------      ---------    --------    ---------    ----------
Balance at
 March 31, 1996          5,010,219     $5,010   $10,708,176    ($464,269)            $0     (46,023)    ($68,138)  $10,180,779

Net income (loss)                                             (1,192,837)                                           (1,192,837)

Exercise of options                                     171                                  10,000       12,030        12,201

Purchase of
 treasury shares                                                                           (100,000)    (201,000)     (201,000)

Shares issued
 under Employee
 Stock Purchase
 Plan                                                   314                                  29,720       44,684        44,998
                        ----------   --------     ---------    ---------      ---------    --------    ---------    ----------
Balance at
 September 30, 1996      5,010,219     $5,010   $10,708,661   ($1,657,106)           $0    (106,303)   ($212,424)   $8,844,141
                         =========     ======   ===========    ==========     =========    ========    =========    ==========

                See notes to consolidated financial statements

               NuMED Home Health Care, Inc. and Subsidiaries
                   Consolidated Statements of Cash Flow

                                                Six Months Ended September 30,
                                                     1996             1995
Cash flows from operating activities
Net Income (loss)                                $(1,192,837)     $   136,102
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
     Depreciation and amortization                   302,610          311,766
     Cash deposits securing contractual
       arrangements                                 (500,000)        (142,014)
     Loss on sale of marketable securities                 0            9,235
     Loss on sale or disposal of property,
       plant and equipment                               268            4,540
     (Decrease) increase in cash due to
        net changes in operating assets
        and liabilities:
          Accounts receivable - trade               (440,657)        (821,168)
          Prepaid expenses and other assets          (22,529)        (170,505)
          Deferred charges or other long term
            assets                                      (125)          28,188
          Accounts payable and accrued expenses      500,637          912,429
                                                  ----------        ---------
Net cash provided by (used in ) operating
     activities                                   (1,352,633)         268,573

Cash flows from investing activities
Sale of marketable securities held for sale                0           40,965
(Purchase) of property and equipment, net            (14,187)         (72,273)
Acquisition of assets from Rehab America,
  Inc., net of cash acquired                               0       (5,124,818)
Other                                                      0            1,000
Purchase of accounts receivable from factor                0         (242,327)
                                                  ----------        ---------
Net cash (used in) investing activities              (14,187)      (5,397,453)

Cash flows from financing activities
Proceeds from short-term borrowings                1,662,388          202,384
Payments of short-term borrowings                   (735,848)        (330,869)
Payments of long-term borrowings                     (86,231)          (9,530)
Proceeds from issuance of stock                       44,998           47,144
Purchase of treasury stock                          (201,000)               0
Exercise of options                                   12,201                0
(Issuance) collection of note receivable             106,966         (100,000)
                                                  ----------        ---------
Net cash (used in) provided by financing
    activities                                       803,474         (190,871)
                                                  ----------        ---------
Increase (Decrease) in cash and cash
    equivalents                                     (563,346)      (5,319,751)
Cash and cash equivalents at beginning
    of year                                        1,494,860        7,406,142
                                                  ----------        ---------
Cash and cash equivalents at end of
    period                                       $   931,514      $ 2,086,391
                                                  ==========        =========
Non cash transactions:
Common stock issued for acquisition of
  assets from Rehab America, Inc.
  (275,000 shares)                               $       -        $   360,938
Common stock issued for consulting
  services (22,715 shares)                       $       -        $    29,813
Common stock issued for consulting
  services (5,000 shares)                        $       -        $     6,875
                                                  ----------        ---------
                                                 $       -        $       397
                                                  ==========        =========

                See notes to consolidated financial statements

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   September 30, 1996

   NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1996.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

        Net Revenues for the three and six months ended September 30, 1996 increased by 1% or $81,000 and 8% or $980,000, respectively over the same periods one year ago. The acquisition of Parke Home Health Care, Inc. (Parke) effective January 1, 1996 accounted for an increase of $548,000 and $1,100,000 respectively, for the three and six month periods. The remaining business experienced a decrease of $467,000 and $120,000 which was primarily attributable to decreased volume in both the Home Health and Rehabilitation Therapy divisions. New contracts as well as existing business were negatively affected by the uncertainty as a result of pending discussions and consideration of an extraordinary transaction involving the potential sale of the Company.

        The Health Care Financing Administration (HCFA) has issued reimbursement guidelines (salary equivalency) for physical therapy services. Similar guidelines for occupational and speech therapy services are pending, but have not yet been published. Recently, HCFA has instructed its intermediaries to scrutinize payments for occupational and speech therapy services using prudent buyer guidelines which generally state that a health care provider should not pay in excess of market rates for comparable services. The Company expects that under the general direction of HCFA, fiscal intermediaries will continue to aggressively scrutinize payments related to therapy service not yet subject to salary equivalency.

        One of NuMED Rehabilitation's key customers is currently undergoing a Medicare audit in connection with professional contract therapy services provided to its patients by NuMED Rehabilitation. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, has concluded that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit has applied an overreaching and erroneous interpretation of applicable reimbursement guidelines. Nonetheless, the Company is required to record an estimated aggregate reserve of $765,000 for the potential disallowance of these costs for two years identified in the Medicare audit. The estimated settlement for the first year (customer's fiscal year ending June 30, 1995) of the contract which is currently being audited is approximately $197,000. The estimated settlement for to the second year (customer's fiscal year ending June 30, 1996) of the contract which is still unaudited is approximately $568,000. The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs. During the second quarter of fiscal 1997, NuMED paid $511,000 to this customer, representing disallowed costs for the most recently audited cost report. In addition, the Company has secured a $500,000 letter of credit for future potential disallowances (see Liquidity and Capital Resources). There is no guarantee that the intermediary will reconsider its position and settle based on the estimated calculations. An adverse determination by the fiscal intermediary could require NuMED Rehabilitation to further revise its estimate and could have a material adverse effect on the Company's financial position, liquidity and results of operations.

        Direct Expenses increased approximately 7% and 12%, respectively, for the three and six months ended September 30, 1996. As a percentage of Net Revenues, Direct Expenses increased 4% to 79% and 2% to 77%, respectively as compared to 75% for the same periods one year ago. For the three months ended September 30, 1996, Direct Expenses, as a percentage of Net Revenues, for the Home Health Division increased 4% to 73% while Direct Expenses for NuMED Rehabilitation increased 6% to 87% of its net revenues. For the six months ended September 30, 1996, Direct Expenses as a percentage of Net Revenues for the Home Health Division increased 2% to 72% of its Net Revenues while Direct Expenses for NuMED Rehabilitation increased 2% to 72% of its Net Revenues.

        The increase in Direct Expenses as a percentage of Net Revenues for NuMED Rehabilitation was generally attributable to three primary factors. First, during the fourth quarter of fiscal 1996 and during the six months ended September 30, 1996, NuMED Rehabilitation experienced the loss of several long-term staffing contracts. While numerous lost contracts have been replaced, new contracts were difficult to obtain prior to the termination (in August, 1996) of discussions involving the potential sale of the Company. NuMED Rehabilitation employees staffing terminated contracts were re-assigned to other facilities pending the acquisition of new staffing agreements to replace terminated contracts. Second, NuMED Rehabilitation initiated efforts to hire employees to replace more expensive contract staff currently necessary to meet staffing demands.
   The aggregate effect of reassigning existing employees and integrating new staff diminished overall efficiencies for NuMED Rehabilitation's professional therapists during the six months ended September 30, 1996. Third, the mix of revenue between occupational, physical and speech therapy shifted during the three months ended September 30, 1996.
   Physical therapy revenue, which generally yields lower gross margins than either occupational or speech therapy, constituted a larger percentage of net revenues during the second quarter of fiscal 1997 as compared to the same period one year ago.

        Direct Expenses as a percentage of Net Revenues in the Home Health Division also increased as business was negatively impacted by the prior discussions pertaining to the sale of the Company. This was primarily due to the fact that a significant portion of employees in the Home Health Division are full time. As a result, staffing costs did not decrease with diminished business.

        Gross Profit as a percentage of Net Revenues for the three month period ending September 30, 1996 decreased to 21% of Net Revenues as compared to 25% for the same period a year ago. Gross Profit as a percentage of net revenue for the six month period ending September 30, 1996 decreased to 22% of Net Revenues as compared to 25% for the same period a year ago. The decrease in gross profit margin was a result of the increase in Direct Expenses.

        General and Administrative expenses for the three and six months ended September 30, 1996 increased $75,000 or 5% and $463,000 or 16% compared to the same periods one year ago. The overall increase is attributable to the acquisition of Parke ($118,000 for the three months ended September 30, 1996 and $208,000 for the six months ended September 30, 1996) in addition to certain unusual and non-recurring legal and professional fees incurred in connection with the defense of class action litigation (see Part II, Item 1 - "Legal Proceedings") and the proposed acquisition of the Company by CCF Health Care Ventures, Inc. Salaries and benefits also increased as a result of the addition of administrative positions to support the Company's anticipated growth during fiscal 1997.

        As a result of the foregoing, the Company experienced a net loss of approximately $1,039,000 (consisting of $274,000 from operations and $765,000 from the estimated contractual settlement for the customer's years ending June 30, 1995 and June 30, 1996) for the three months ended September 30, 1996 and $1,193,000 for the six months ended September 30, 1996 as compared to net income of $63,000 and $136,000, respectively for the same periods one year ago. Excluding the effect of the estimated contractual settlement and expenses associated with the potential sale, the Company would have incurred a loss of $274,000 for the three month period ending September 30, 1996 and a loss of $283,000 for the six month period ending September 30, 1996.

   Liquidity and Capital Resources

        The Company's working capital and current ratio were $4,167,000 and 2:0, respectively as of September 30, 1996 as compared to $5,354,000 and 3:0, respectively, as of March 31, 1996. Both working capital and the current ratio have decreased as a result of operating losses, the payment of the estimated Medicare settlement described above and the establishment of a letter of credit also described above.

        Cash from Operations decreased $1,354,000 for the six months ended September 30, 1996 primarily due to the net loss and transactions related to the estimated Medicare settlement.

        As previously discussed, a fiscal intermediary conducting a Medicare audit of one of NuMED Rehabilitation's key customers has indicated its position that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded the limits mandated by Medicare prudent buyer principles. Management believes that the position taken by the auditing fiscal intermediary is erroneous and intends to vigorously contest any determination that disallows any portion of the fees paid to NuMED Rehabilitation for professional services rendered in this case. There can be no assurance that NuMED Rehabilitation will prevail in its position on this matter. However, the Company has established an estimated reserve of $765,000. In addition, the Company has secured a one year $500,000 letter of credit, expiring on September 30, 1997, for future potential disallowances. This letter of credit is secured by a Certificate of Deposit. The Company's customer may utilize funds from the letter of credit upon notification of additional adjustments by the intermediary. An adverse determination by the fiscal intermediary could require NuMED Rehabilitation to revise its estimate and further reimburse this customer which could have a material adverse effect on the Company's financial position, liquidity and results of operations.

        The Company has a line of credit in the amount of $1.0 million. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 1.75%. The line of credit is secured by a $1.0 million certificate of deposit. Approximately $359,000 of this line was utilized to pay the cash portion of the purchase price of the capital stock of Parke. Approximately $201,000 was used to repurchase 100,000 shares of the Company's common stock on August 23, 1996 at a purchase price of $2.01 per share. $439,000 of additional credit was utilized to fund working capital and collaterize the letter of credit in connection with the foregoing Medicare audit. The outstanding balance is due and payable no later February 28, 1998.

        The Company also has a $275,000 and a $150,000 line of credit. Interest on the $275,000 line of credit accrues at a rate equal to the lender's certificate of deposit rate plus 2%. Interest on the principal balance outstanding on the $150,000 line of credit accrues at the prime rate of interest plus 1/2%. Any outstanding balances existing under either of the foregoing lines of credit are secured by accounts receivable or certificates of deposit and other cash accounts. As of September 30, 1996, $25,000 was outstanding on the $150,000 line of credit and $262,000 was outstanding on the $275,000 line of credit. The Company is in material compliance with all debt covenants under its lines of credit.

        Parke Home Health Care currently has two lines of credit for $100,000 and $50,000. Interest accrues on each of the lines at the prime rate of interest plus 1%. Any outstanding balances existing under either of the foregoing lines of credit are secured by substantially all of Parke's assets. As of September 30, 1996, there were no amounts outstanding under either of Parke's lines of credit. Parke Home Health Care is in material compliance with all debt covenants under its lines of credit.

        The aggregate availability under all of the Company's various lines of credit was approximately $288,000 at September 30, 1996.

        Also, in connection with the Parke acquisition, the Company financed 50% of the acquisition with two 30 month term loans payable to the previous owners of Parke. The aggregate outstanding principal balance on the notes at September 30, 1996 was approximately $321,000. Interest accrues on the Parke loans at the rate of eight percent (8%) per annum and is secured by the outstanding stock of Parke purchased by the Company.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At September 30, 1996, net goodwill and intangible assets of the Company were approximately $5.0 million.
   The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

        The Company intends to implement a management information system for its entire operation in fiscal 1997. The cost of the system is estimated at $1.0 million of which $550,000 will be expended during the remainder of fiscal 1997. Management intends to finance the system either with a lease or with the use of existing cash over a period of 12-60 months. The Company has entered into a contract totaling $142,000 for partial installation. Twenty five percent of the contract was due at execution and the remaining balance is payable in four installments with the last payment due on March 1, 1997.

        The Company is aggressively pursuing additional business and has successfully replaced certain contracts lost during the prior discussions involving the potential sale of the Company. In addition, the Company is undertaking cost containment measures and evaluating alternative financing arrangements to meet both its short and long-term cash requirements.
   There can be no assurance that such containment measures will be successful or that additional financing will be available. As a result, it is uncertain at this time whether the Company will have sufficient capital to meet its working capital needs during the immediate 12 month period.

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

        In response to the complaint, the Company filed its answer and a corresponding motion to dismiss. On July 25, 1996, the United States District Court for the Middle District of Florida, Tampa Division, granted the Company's motion dismissing the complaint in its entirety. In response, the Plaintiff filed a subsequent motion to alter or amend the judgment granting the Company's motion to dismiss. The Court has not yet ruled on this motion. Management believes that the action is frivolous and without merit and intends to vigorously contest any restated allegations.

   Items 2 through 5. - Not applicable


   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        10(a) Amendment to Employment Contract by and between the Company and Jugal Taneja dated September 30, 1996

        10(b) Amendment to Employment Contract by and between the Company and Susan Carmichael dated September 30, 1996


   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NuMED Home Health Care, Inc.



    Date: November 11,1996          By:  /s/Jugal K. Taneja
                                    Jugal K. Taneja
                                    Chairman of the Board,
                                    Chief Executive Officer

                                  EXHIBIT INDEX


   Exhibit No.              Description

        10(a) Amendment to Employment Contract by and between the Company and Jugal Taneja dated September 30, 1996

        10(b) Amendment to Employment Contract by and between the Company and Susan Carmichael dated September 30, 1996

        27        Financial Data Schedule