Form 10QSB
period 1996-12-31
NUMED HOME HEALTH CARE INC
filed 1997-02-11
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB



               [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter Ended December 31, 1996
                                       or
            [   ]    TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of January 31, 1996 was 4,913,916 (exclusive of Treasury Shares).

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                             December 31,      March 31,
                                                 1996            1996
                       ASSETS
   Current assets:
     Cash and cash equivalents             $   664,059      $ 1,494,860
     Cash deposits securing contractual
      arrangements                           1,917,014        1,417,014
                                            ----------       ----------
                                             2,581,073        2,911,874
     Accounts receivable                     4,702,975        4,788,715
     Notes receivable                                0          106,966
     Inventories                                25,126           26,274
     Prepaids and other current assets         222,846          201,224
                                            ----------       ----------
   Total current assets                      7,532,020        8,035,053

   Property and equipment, net of
      accumulated depreciation of
      $185,411 and $117,459, respectively      366,424          259,138
   Goodwill, net of amortization of
      $1,392,766 in 1996 and $1,103,018
      in 1995                                4,754,368        4,991,154
   Other intangibles assets, net of
      accumulated amortization of
      $1,031,600 and $926,187 respectively      98,212          203,627
   Other                                       164,204           32,109
                                            ----------       ----------
   Total assets                            $12,915,228      $13,521,081
                                            ==========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable                   $753,644         $550,117
     Accrued expenses                        1,796,564        1,943,306
     Short term portion on line of credit      952,387           20,000
     Current portion of notes payable-
      acquisitions                             163,681          167,852
                                            ----------       ----------
   Total current liabilities                 3,666,276        2,681,275
   Long term obligations:
     Other                                      21,276           21,999
     Notes payable-acquisitions, less
      current portion                          505,923          637,028
                                            ----------       ----------
   Total long term obligations                 527,199          659,027
                                            ----------       ----------
   Total liabilities                         4,193,475        3,340,302
   Stockholders' equity:
     Preferred stock, authorized 2,000,000,
      no shares issued or outstanding                0                0
     Common stock, $.001 par value,
      authorized 48,000,000 shares,
      5,010,219 shares issued                    5,010            5,010
     Additional paid-in capital             10,706,806       10,708,176
     Treasury stock, 96,303 and 46,023
      shares, respectively, at cost           (193,569)         (68,138)
     Accumulated deficit                    (1,796,494)        (464,269)
                                            ----------       ----------
   Total stockholders' equity                8,721,753       10,180,779
                                            ----------       ----------
   Total liabilities and stockholders'
      equity                               $12,915,228      $13,521,081
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

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                          Nine Months Ended December 31,
                                               1996            1995

   Net revenues                            $18,875,323      $17,493,948
   Direct expenses                          14,678,754       13,115,996
                                            ----------       ----------
   Gross profit                              4,196,569        4,377,952

   General and administrative expenses:
   Salaries and benefits                     2,571,166        2,406,432
   Operating expenses                          589,638          480,296
   Professional fees                           329,981          182,922
   Legal fees                                        0                0
   Occupancy expenses                          582,362          512,092
   Insurance                                   192,386          165,452
   Amortization and depreciation               453,298          468,026
   Bad debt expense                             37,514            5,583
                                            ----------       ----------
   Total general and administrative          4,756,345        4,220,803
                                            ----------       ----------
   Operating income (loss)                    (559,776)         157,149

   Other revenues (expenses):
   Interest income                              72,969           76,009
   Interest expense                            (60,871)         (16,596)
   Estimated contractual settlement-
      FYE 6/30/95                             (197,342)               0
   Estimated contractual settlement-
      FYE 6/30/96                             (567,658)               0
   Other                                        11,636           (7,779)
                                            ----------       ----------
   Total other revenues, net                  (741,266)          51,634
                                            ----------       ----------
   Income (loss) before income taxes        (1,301,042)         208,783
   Income tax (benefit) expense                 31,183            8,540
                                            ----------       ----------
   Net income (loss) after income taxes    $(1,332,225)     $   200,243
                                            ==========       ==========
   Per share:
   Net income (loss) after income taxes    $     (0.27)     $      0.04
                                            ==========       ==========

   Shares used in computing per
      share information                      4,934,613        4,911,431


                 See notes to consolidated financial statements

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                         Three Months Ended December 31,
                                               1996             1995

   Net revenues                            $ 6,309,810      $ 5,907,603
   Direct expenses                           4,941,846        4,453,644
                                            ----------       ----------
   Gross profit                              1,367,964        1,453,959

   General and administrative expenses:
   Salaries and benefits                       839,254          833,200
   Operating expenses                          204,883          149,789
   Professional fees                            71,044           49,885
   Occupancy expenses                          191,591          166,839
   Insurance                                    21,468           55,635
   Amortization and depreciation               150,687          156,260
   Bad debt expense                              4,966                0
                                            ----------       ----------
   Total general and administrative          1,483,893        1,411,608
                                            ----------       ----------
   Operating income (loss)                    (115,929)          42,351

   Other revenues (expenses):
   Interest income                              13,286           24,007
   Interest expense                            (22,085)          (2,774)
   Other                                         4,762            6,000
                                            ----------       ----------
   Total other revenues, net                    (4,037)          27,233
                                            ----------       ----------
   Income (loss) before income taxes          (119,966)          69,584
   Income tax (benefit) expense                 19,422            5,443
                                            ----------       ----------
   Net income (loss) after income taxes      ($139,388)         $64,141
                                            ==========       ==========
   Per share:
   Net income (loss) after income taxes         ($0.03)           $0.01
                                            ==========       ==========


   Shares used in computing per
      share information                      4,918,705        4,946,173


                 See notes to consolidated financial statements

                                            NuMED Home Health Care, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity

                                   Nine Months Ended December, 1996 and Year Ended March 31, 1996
                                                                       Unrealized
                                                                         Gain
                                          Additional                   (Loss) on
                       Common Stock         Paid-in     Accumulated    Marketable        Treasury Stock
                     Shares    Dollars      Capital      (Deficit)     Securities     Shares        Dollars        Total

   Balance at
    March 31,
      1995         5,010,219    $5,010   $10,665,403    ($573,764)     ($51,686)    (409,020)      ($492,000)    $9,552,963

   Net income                                             109,495                                                   109,495

   Unrealized gain
    on marketable
    securities                                                           51,686                                      51,686

   Other                                       6,000                                                                  6,000

   Acquisition of
    assets from
    Rehab America,
    Inc.                                      32,637                                 297,715         358,114        390,751

   Shares issued
    under Employee
    Stock Purchase                             3,275                                  81,282          97,772        101,047
    Plan

   Purchase treasury
    shares                                                                           (21,000)        (38,038)       (38,038)

   Private placement
    of restricted
    stock for
    consulting
    services                                     861                                   5,000           6,014          6,875
                   --------- ---------    ----------   ----------       -------      -------        --------     ----------
   Balance at
    March 31,
    1996           5,010,219    $5,010   $10,708,176    ($464,269)           $0      (46,023)       ($68,138)   $10,180,779

   Net income
    (loss)                                             (1,332,225)                                               (1,332,225)

   Exercise of
    options                                   (1,684)                                 20,000          30,885         29,201

   Purchase of
    treasury
    shares                                                                          (100,000)       (201,000)      (201,000)

   Shares issued
    under Employee
    Stock Purchase
     Plan                                        314                                  29,720          44,684         44,998
                   --------- ---------    ----------   ----------       -------      -------        --------      ---------
   Balance at
    December 31,
    1996           5,010,219    $5,010   $10,706,806  ($1,796,494)           $0      (96,303)      ($193,569)    $8,721,753
                   ========= =========    ==========   ==========       =======      =======        ========      =========

                 See notes to consolidated financial statements.

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow


                                            Nine Months Ended December 31,
                                                     1996            1995
   Cash flows from operating activities
   Net Income (loss)                           $ (1,332,225)    $   200,243
   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 453,297         468,026
      Cash deposits securing contractual
        arrangements                               (500,000)       (142,014)
      Loss on sale of marketable securities               0           9,235
      Loss on sale or disposal of property,
        plant and equipment                             268           4,540
      (Decrease) increase in cash due to net
        changes in operating assets and
        liabilities:
          Accounts receivable - trade                69,634        (534,387)
          Prepaid expenses and other assets         (20,472)       (216,154)
          Deferred charges or other long term
            assets                                 (132,094)      1,062,717
          Accounts payable and accrued
            expenses                                  9,329         (32,123)
                                                 ----------      ----------
   Net cash provided by (used in) operating
    activities                                   (1,452,263)        820,083
   Cash flows from investing activities
   Sale of marketable securities held for
    sale                                                  0          40,965
   (Purchase) of property and equipment, net       (165,690)       (106,379)
   Acquisition of assets from Rehab America,
    Inc., net of cash acquired                            0      (5,124,818)
   Purchase of accounts receivable from
    factor                                                0        (242,327)
                                                 ----------      ----------
   Net cash (used in) investing activities         (165,690)     (5,432,559)

   Cash flows from financing activities
   Proceeds from short-term borrowings            2,162,483         202,384
   Payments of short-term borrowings             (1,223,668)       (347,536)
   Payments of long-term borrowings                (131,828)        (15,949)
   Proceeds from issuance of stock                   44,998          47,144
   Purchase of treasury stock                      (201,000)              0
   Exercise of options                               29,201               0
   Other                                                  0           6,000
   (Issuance) collection of note receivable         106,966        (100,000)
                                                 ----------      ----------
   Net cash (used in) provided by
    financing activities                            787,152        (207,957)
                                                 ----------      ----------
   Increase (Decrease) in cash and cash
    equivalents                                    (830,801)     (4,820,433)
   Cash and cash equivalents at beginning
    of year                                       1,494,860       7,406,142
                                                 ----------      ----------
   Cash and cash equivalents at end of
    period                                       $  664,059     $ 2,585,709
                                                 ==========      ==========
   Non cash transactions:
   Common stock issued for acquisition of
    assets from Rehab America, Inc.
    (275,000 shares)                             $        -     $   360,938
   Common stock issued for consulting
    services (22,715 shares)                     $        -     $    29,813
   Common stock issued for consulting
    services (5,000 shares)                      $        -     $     6,875
                                                 ----------      ----------
                                                 $        -     $   397,626
                                                 ==========      ==========

                 See notes to consolidated financial statements

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   December 31, 1996

   NOTE A-BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1996.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

        Net Revenues for the three and nine months ended December 31, 1996 increased by 7% or $402,000 and 8% or $1,381,000, respectively over the same periods one year ago. The acquisition of Parke Home Health Care, Inc. (Parke) effective January 1, 1996 accounted for an increase of $515,000 and $1,598,000, respectively, for the three and nine month periods. The remaining business experienced a decrease of $113,000 and $217,000 which was primarily attributable to decreased volume in the Rehabilitation Therapy Division. During the second quarter, new contracts as well as existing business were negatively affected by the uncertainty as a result of pending discussions and consideration of an extraordinary transaction involving the potential sale of the Company. During the third quarter, the Company successfully obtained 15 new contracts in the Rehabilitation Division and 5 new contracts in the Home Health Division. However, the new contracts have not yet offset the diminished business experienced in the second quarter. In December, Whole Person Home Health Care in Erie, Pennsylvania received accreditation with commendation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) which has led to increased business in Pennsylvania early in the fourth quarter.

        Direct Expenses increased approximately 11% and 12% respectively, for the three and nine months ended December 31, 1996. As a percentage of Net Revenues, Direct Expenses increased from 75% for the three and nine months periods ending December 31, 1995 to 78% for the same periods ending December 31, 1996. For the three months ended December 31, 1996, Direct Expenses, as a percentage of Net Revenues for the Home Health Division increased 4% to 73% while Direct Expenses for NuMED Rehabilitation increased 3% to 85% of its Net Revenues. For the nine months ended December 31, 1996, Direct Expenses as a percentage of Net Revenues for the Home Health Division, increased 3% to 73% of its Net Revenues while Direct Expenses for NuMED Rehabilitation increased 4% to 84% of its Net Revenues.

        The Company's Gross Profit has been negatively impacted by five primary factors. First, NuMED has incurred excessive legal costs of approximately $192,000 and $50,000 of other costs relating primarily from failed acquisitions and a class action suit (see Part II-Other Information) during the nine month period ended December 31, 1996.
   Second, during the third quarter, the Company retroactively modified its contract with one of its key Rehabilitation customers that is undergoing a Medicare audit (see below). As a result, the Gross Profit of NuMED Rehabilitation has also diminished. The Company is undertaking cost containment efforts as well as implementing new monitoring programs to reduce the level of Direct Expenses. Third, the mix of revenue between occupational, physical and speech therapy has shifted during the nine months ended December 31, 1996. Physical therapy revenue, which generally yields lower gross margins than either occupational or speech therapy, constituted a larger percentage of Net Revenues during the nine months ended December 31, 1996 as compared to the same period one year ago. The Company is actively pursuing more profitable types of contracts. Fourth, the mix of revenue between home health aides and skilled services has shifted during the nine months ended December 31, 1996. Home health aides, which generally yield lower gross margin than skilled services, constituted a larger percentage of Net Revenues during the nine months ended December 31, 1996. In general, third party payors are requiring that care be provided by lower skilled and less expensive care givers. To counter this trend, the Company is pursuing alternative types of business with higher margins. Fifth, a significant portion of employees in both the Home Health and Rehabilitation Therapy Division are full time. Salary costs relating to these full time employees do not fluctuate with changes in revenue. As revenue decreases, these costs result in an increased Direct Expense percentage. The Company is currently evaluating the proportion of full and part time employees.

        General and Administrative expenses for the three and nine months ended December 31, 1996 increased $72,000 or 5% and $536,000 or 13% compared to the same periods one year ago. The overall increase is primarily attributable to the acquisition of Parke ($53,000 for the three months ended December 31, 1996 and $236,000 for the nine month period ending December 31, 1996) and the increased professional fees incurred with the defense of and class action litigation (see Part II-Other Information) and the proposed acquisition of the Company by CCF Health Care Ventures, Inc. (discussions were terminated in August, 1996). Operating expenses increased as a result of increased travel relating to the proposed sale and other due diligence related activities.

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

        One of NuMED Rehabilitation's key customers is currently undergoing a routine Medicare audit of its cost report. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, has concluded that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit has applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

        The intermediary's first calculations indicated total disallowed costs of $2.1 million. The Company's client as well as representatives from the Company were successful in reducing the amount of disallowed costs from $2.1 million to $899,000. The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs and has recorded an estimated aggregate reserve. The estimated settlement for the first year (customer's fiscal year ending June 30, 1995) of the contract which is currently being audited is approximately $197,000. The estimated settlement for the second year (customer's fiscal year ending June 30, 1996) of the contract which is still unaudited is approximately $702,000.

        During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to this customer, representing disallowed costs for the client's fiscal years ending 6/30/95 and 6/30/96. The Company is optimistic that some or all of the disallowed costs will be recovered in the appeal process. $765,000 of the $899,000 disallowed costs has been expensed. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. An adverse decision during negotiations with the fiscal intermediary or in the appeal process could require NuMED Rehabilitation to further revise its estimate and could have a material adverse effect on the Company's financial position, liquidity and results of operations.

        As a result of the above audit, the Company has retroactively renegotiated its contract with this key customer to be consistent with negotiated settlements of the prior years. Even though management believes that the previous contract was well within current regulations, management also believes that the renegotiated contract will mitigate future large adjustments from prudent buyer interpretations at this client.

        In addition, the Company has secured a $500,000 letter of credit for future potential disallowances (see Liquidity and Capital Resources) and has renegotiated the original terms with the client. Because of the anticipated success of the intermediary negotiations, the client has agreed to revoke the $500,000 letter of credit the later of March 20, 1997 or the receipt of the Notice of Program Reimbursement (NPR) for the fiscal year ending 6/30/96. The Company is optimistic that the NPR will be received by March 20, 1997.

        As a result of the foregoing, the Company experienced a net loss of approximately $139,000 for the three months ended December 31, 1996 and $1,332,000 for the nine months ended December 31, 1996 as compared to net income of $64,000 and $200,000, respectively for the same periods one year ago. Excluding the effect of the estimated contractual settlement, expenses associated with the potential sale and defense of the class action suit, the Company would have incurred a loss of $375,000 for the nine month period ending December 31, 1996.

   Liquidity and Capital Resources

        The Company's working capital and current ratio were $3,866,000 and 2:1, respectively as of December 31, 1996 as compared to $5,354,000 and 3:0, respectively, as of March 31, 1996. Both working capital and the current ratio have decreased as a result of operating losses, the payment of the estimated Medicare settlement described above and the establishment of a letter of credit also described above.

        Cash from Operations decreased $1,452,000 for the nine months ended December 31, 1996 primarily due to the net loss and transactions related to the estimated Medicare settlement.

        As previously discussed, a fiscal intermediary conducting a routine Medicare audit of one of NuMED Rehabilitation's key customer's cost report has indicated its position that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded the limits mandated by Medicare prudent buyer principles. The Company has expensed $765,000 of the $899,000 paid to this client (see Management Discussion & Analysis). Management believes that the position taken by the auditing fiscal intermediary is erroneous and intends to vigorously contest and appeal disallowed costs related to the client's year ending 6/30/96.
   There can be no assurance that NuMED Rehabilitation will prevail in its position on this matter. An adverse determination by the fiscal intermediary could require NuMED Rehabilitation to revise its estimate and further reimburse this customer which could have a material adverse effect on the Company's financial position, liquidity and results of operations.

        In addition, the Company has secured a one year $500,000 letter of credit, expiring on September 30, 1997, for future potential disallowances. This letter of credit is secured by a Certificate of Deposit. During the third quarter and because of the anticipated success of the intermediary negotiations, the client has agreed to revoke the letter of credit the later of March 20, 1997 or the receipt of the Notice of Program Reimbursement (NPR) for the client's fiscal year ending 6/30/96. The Company is optimistic that the NPR will be received by March 20, 1997. Upon revocation of the letter of credit, $500,000 will be available for working capital.

        The Company has a line of credit in the amount of $1.0 million. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 1.75%. The line of credit is secured by a $1.0 million certificate of deposit. Approximately $359,000 of this line was utilized to pay the cash portion of the purchase price of the capital stock of Parke. Approximately $201,000 was used to repurchase 100,000 shares of the Company's common stock on August 23, 1996 at a purchase price of $2.01 per share. $440,000 of additional credit was utilized to fund working capital and collaterize the letter of credit in connection with the foregoing Medicare audit. The outstanding balance is due and payable no later February 28, 1998.

        The Company also has a $275,000 and a $150,000 line of credit. Interest on the $275,000 line of credit accrues at a rate equal to the lender's certificate of deposit rate plus 2%. Interest on the principal balance outstanding on the $150,000 line of credit accrues at the prime rate of interest plus 1/2%. Any outstanding balances existing under either of the foregoing lines of credit are secured by accounts receivable or certificates of deposit and other cash accounts. As of December 31, 1996, $40,000 was outstanding on the $150,000 line of credit and $272,000 was outstanding on the $275,000 line of credit. The Company is in material compliance with all debt covenants under its lines of credit.

        Parke Home Health Care currently has two lines of credit for $100,000 and $50,000. Interest accrues on each of the lines at the prime rate of interest plus 1%. Any outstanding balances existing under either of the foregoing lines of credit are secured by substantially all of Parke's assets. As of December 31, 1996, there were no amounts outstanding under either of Parke's lines of credit. Parke Home Health Care is in material compliance with all debt covenants under its lines of credit.

        The aggregate availability under all of the Company's various lines of credit was approximately $263,000 at December 31, 1996.

        Also, in connection with the Parke acquisition, the Company financed 50% of the acquisition with two 30 month term loans payable to the previous owners of Parke. The aggregate outstanding principal balance on the notes at December 31, 1996 was approximately $269,000. Interest accrues on the Parke loans at the rate of 8% per annum and is secured by the outstanding stock of Parke purchased by the Company.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At December 31, 1996, net goodwill and intangible assets of the Company were approximately $4.9 million.
   The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

        The Company intends to implement a management information system for its entire operation in fiscal 1997. The cost of the system is estimated at $1.0 million of which approximately $423,000 will be expended during the remainder of fiscal 1997. During the second and third quarters, the Company invested $127,000 in the system. Management intends to finance the system either with a lease over a period of 12-60 months or with the use of existing cash. The Company has entered into a contract totaling $142,000 for partial installation. Twenty five percent of the contract was due at execution and the remaining balance is payable in four installments with the last payment due on March 1, 1997.

        The Company is aggressively pursuing additional business and has successfully replaced certain contracts lost during prior discussions involving the potential sale of the Company. In addition, the Company received accreditation with commendation from the Joint Commission on Accreditation of Healthcare Organizations (JCAHO) in its Pennsylvania home health operations. It is undertaking cost containment measures and evaluating alternative financing arrangements to meet both its short and long-term cash requirements. There can be no assurance that such containment measures will be successful or that additional financing will be available. As a result, it is uncertain at this time whether the Company will have sufficient capital to meet its working capital needs during the immediate 12 month period.

                           Part II - OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS

        On January 31, 1996, Robin Fernhoff, individually and on behalf of all others similarly situated filed a class action in the United States District Court for the Middle District of Florida, Tampa Division against NuMED Home Health Care, Inc., Jugal K. Taneja and A.T. Brod & Co., Inc. (Case No. 96-200-CIV-T-21C). The plaintiff alleged that failure to disclose the net capital position of A.T. Brod & Co. Inc., caused the disclosure in the Company's prospectus dated February 8, 1995, to be materially misleading. The plaintiff also alleged violations of Section 11 and 12(2) of the Securities Act of 1933, 15 U.S.C. Sections 77k and 77l respectively, and sought damages on behalf of the class.

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

   Items 2 through 5. -not applicable

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a). Exhibits.  There are no exhibits filed with this report

        (b). Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    NuMED Home Health Care, Inc.


    Date: February 7, 1997          By:  /s/Jugal K. Taneja
                                    Jugal K. Taneja
                                    Chairman of the Board,
                                    Chief Executive Officer

                                  EXHIBIT INDEX


   EXHIBIT NO.         DESCRIPTION

      27          Financial Data Schedule