Form 10KSB40
period 1997-03-31
NUMED HOME HEALTH CARE INC
filed 1997-06-30
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

          [ X ]         ANNUAL REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       or
          [   ]        TRANSITION REPORT UNDER SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-12992

                          NuMED HOME HEALTH CARE, INC.
                 (Name of small business issuer in its charter)


             STATE OF NEVADA                          34-1711764
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

   5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida           34620
   (Address of principal executive offices)                        (Zip Code)

   Issuer's telephone number:  (813) 524-3227


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.001 Per Share
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.  Yes  [ X ]     No [   ]


        Check if there is no disclosure of delinquent filers in response to
   Item 405 Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
   10-KSB or any amendment to this Form 10-KSB.   [ X ]


        Issuer's net revenue for its most recent fiscal year was $24,590,951.


        The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 20, 1997, was 5,043,144 (exclusive of Treasury Shares). The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of June 20, 1997 was $5,579,810.

     Transitional Small Business disclosure Format:  Yes [  ]     No  [ X ]

                                     PART I

   ITEM 1. BUSINESS

   Introduction

        NuMED Home Health Care, Inc., (the "Company") is a holding company that conducts operations through eight subsidiaries, seven of which offer home health care services and temporary nursing staffing in selected markets in Florida, Ohio and Pennsylvania. In addition, the Company provides contract staffing of physical and occupational therapists and speech/language pathologists in certain markets of Ohio, Pennsylvania, Illinois, Indiana, Kentucky, Maryland and New Jersey through its subsidiary NuMED Rehabilitation, Inc. ("NuMED Rehabilitation") organized in connection with the April 4, 1995 acquisition of two wholly-owned subsidiaries of Rehab America, Inc. See "Business-Acquisitions and Dispositions."

        The Company delivered approximately 141,000 intermittent home health care visits in fiscal 1997 to clients of all ages. The Company provides home health care for approximately 800 private duty clients and temporary staffing of certified nurses aides, licensed practice nurses and registered nurses for approximately 60 health care facilities. In addition, the Company, through NuMED Rehabilitation, provides physical, occupational, and speech/language therapy for approximately 70 health care facilities.

        The Company was formed in 1987 under the laws of the State of Nevada. Its principal office is located at 5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida 34620, and its telephone number is (813) 524-3227.

   Industry Overview

        The Company's home health care and rehabilitation business is part of an emerging and growing U.S. market for health care services primarily driven by the general aging of the United States population and the continuing focus on cost-effective use of health care dollars. The Company's home health care business has benefitted from the increased use of treatment at home as an alternative to hospitalization and the desire of patients to be cared for at home rather than in a hospital. The fixed amount of Medicare reimbursement to hospitals based upon a patient's diagnosis, regardless of the cost of service or length of stay, has also provided hospitals an incentive to minimize the length of a patient's stay thereby increasing the utilization of home health care services. In addition, advances in medical technology have enabled a growing number of treatments to be provided on an outpatient basis, or in the patient's home, nursing homes or clinics rather than in a hospital.

        The current demand for temporary and contract staffing services is a result of a shortage of therapists and nursing personnel trained in certain specialty areas in addition to the cyclical staffing needs of hospitals, nursing homes and clinics. Increases in the intensity of required patient care and increases in labor intensive medical technology has similarly increased the demand for nurses and other medical personnel such as physical, occupational and respiratory therapists, speech/language pathologists and radiological and surgical technicians. Temporary and contract staffing accommodates the desire of hospitals and other health care facilities to contain costs by having staff available only when needed. Hospital budgetary cycles, the need for nurses and therapists trained in particular specialties, and fluctuations in patient admissions due to seasonal and other factors continue to require hospitals and other health care facilities to obtain the services of temporary and long-term contract staffing businesses.

        The programs currently proposed to reform the United States health care system and ongoing significant changes in the industry itself may result in increased government involvement in health care, lower reimbursement rates and may otherwise change the operating environment for the Company's customers. Hospitals and other health care facilities are now consolidating through mergers and acquisitions as a result of increasing cost pressures and changes in reimbursement policies adopted by federal, state and insurance company third party payors. The Company is unable to predict with any degree of certainty how changes in the health care industry will effect the Company's operations.

   Business Strategy

        The Company's strategy is to grow (i) by adding services to existing locations (ii) by implementing targeted marketing to local health care providers that cross sells the Company's home health care, staffing and rehabilitation services, and (iii) adding locations through acquisitions of home health care and rehabilitation businesses in geographic areas which complement the Company's existing business.

        A key component to the Company's strategy for growth is management's belief that home health care providers must be capable of providing a broad range of services to permit customers to obtain their home health care and staffing needs from one source. By expanding the services which the Company offers in each of its markets, the Company believes it can more effectively offer the broad range of services required by its customers. Because the Company's success is also dependent upon developing and educating referral sources about the range and benefits of the Company's services, the Company aggressively markets to local third party payors and medical organizations in a manner that cross sells the Company's home health care, staffing and rehabilitation services. Management has focused its strategy for the Company's rehabilitation operations on intermediate sized facility operators owning three to ten long term care facilities. Management believes that this strategy allows the Company to more effectively offer its specialized programs and expertise and better respond to a specific community's needs. Also, with the current trend towards managed care, the Company is increasing its direct contracts with managed care providers as well as providing services on a local basis to other companies that require additional service capacity in meeting their contract requirements.

        The Company has sought and continues to seek to expand its business through strategic acquisitions of businesses which expand the Company clients, services and referral sources in existing and new markets. The Company believes that the nature of the home health care and rehabilitation industry continues to provide a favorable environment for such acquisitions.

   Acquisitions and Dispositions

        The Company commenced home health care and temporary nursing staffing operations in 1991, when it acquired Whole Person Home Health Care, Inc. ("Whole Person PA") and Pennsylvania Medical Concepts, Inc. ("PA Medical Concepts"). In August 1992, the Company acquired the capital stock of Silver Moves, Inc., d/b/a Florida Nursing Services ("Florida Nursing"). This was followed by the September 1992 acquisition of substantially all of the assets of Whole Person Home Health Care of Florida, Inc., d/b/a Total Professional Health Care ("Total Professional"). In May 1993, the Company acquired all of the capital stock of Advanced Systems and Management, Inc. and approximately 99% of the capital stock of Countryside Health Services, Inc. ("Countryside"). The acquisition of Florida Nursing, Total Professional and Countryside significantly increased the Company's revenues and expanded the Company's market into the Tampa/St. Petersburg, Florida area.

        On April 4, 1995, the Company, through its wholly-owned subsidiary NuMED Rehabilitation, acquired substantially all of the assets of North American Rehabilitation, Inc., and Care Management Services, Inc., two wholly-owned subsidiaries of Rehab America, Inc. The total purchase price for the acquisition of the assets was approximately $5.1 million in cash plus 297,715 shares of Common Stock. The average bid and ask price per share of the Common Stock on April 4, 1995 was $1.3125. North American Rehabilitation, Inc. and Care Management Services, Inc. had aggregate revenues of $11.3 million for the fiscal year ended September 30, 1994 and $14.1 million in revenues for the fiscal year ended September 30, 1993.
   As a result, approximately 50% of the Company's current business is comprised of contract staffing of physical and occupational therapists and speech/language pathologists to hospitals and long-term care facilities in Ohio, Pennsylvania, Illinois, Indiana, Kentucky, Maryland and New Jersey.


        Effective January 1, 1996, the Company acquired all of the outstanding stock of Parke Home Health Care, Inc. ("Parke") for a total purchase price of approximately $780,000, one-half of which was paid in cash at closing with the remaining one-half payable over a period of 30 months with interest accruing on the unpaid principal balance at the rate of eight percent (8%) per annum. Parke had revenues of approximately $2 million for the fiscal year ended December 31, 1995 and $1.7 million in revenues for the fiscal year ended December 31, 1994. Parke offers home health care services in the Cincinnati, Ohio market.


   Services

        The Company offers a broad range of health care related services from delivering comprehensive health care in the client's home to providing temporary staffing of nursing personnel and contractual long-term staffing of physical and occupational therapists and speech/language pathologists to hospitals, clinics, long-term care facilities, physician offices and other health care facilities. Home health care is generally conducted on a per visit basis while related staffing is generally performed on a per-shift basis. The Company's rehabilitation business generally provides its occupational and physical therapists and speech/language pathologists on an annual basis. The following provides a brief description of the types of services provided by personnel employed by the Company:

   - Registered nurses provide a broad range of nursing care services, including skilled observation and assessment, instruction of patients regarding medical and technical procedures, direct hands-on treatment, and communication and coordination with the attending physician or other service agencies. Some specially trained registered nurses provide extensive intravenous therapy interventions, wound care, diabetic care, AIDS care psychiatric care and pediatric care.

   - Licensed practical nurses, under the supervision of a registered nurse, perform technical nursing procedures, including injections, dressing changes, assistance with ambulation and catheter care.

   - Physical therapists provide rehabilitation services aimed at improving functional mobility via use of strengthening/range of motion exercises, training for ambulation, transfers and balance as well as the application of physical agents to reduce pain, spasms and edema.

   - Occupational therapists assist patients in restoring their ability to perform routine activities of daily living by offering instruction in self care, discussing techniques for coping with physical disability and suggesting the use of assistant devices or home adaption to make living at home easier.

   - Speech/language pathologists evaluate and treat patients who have swallowing difficulties and assess and treat patients with speech, language and voice disorders to improve their physical capabilities or communication abilities.

   - Licensed physical therapy assistants ("PTAs") and certified occupational therapy assistants ("COTAs") work under the supervision of a therapist and assist the therapist in implementing treatment programs according to a physician's prescription. The scope of a therapy assistant's job varies from state to state.

   - Medical social workers help patients and their families deal with the emotional, social, financial and personal problems that may occur as a result of illness or disability, including the identification and coordination of services with other community resources.

   - Home health aides and certified nurse aides, working under the supervision of a nurse, provide health related services and personal care, such as assistance with ambulation, limited range-of-motion exercises, monitoring of vital signs, non-sterile dressing changes and bathing.

   - Homemaker companions provide personal care and assistance with daily living activities, including bathing, dressing, grooming, meal preparation, light housekeeping and occasional shopping for essential items.

        The following chart sets forth the services provided by each of the Company's eight wholly-owned subsidiaries and identifies those subsidiaries that are Medicare certified:

                                                                Temporary
                           Home Health Care         Medicare  and Contract
   Subsidiary       Intermittent     Private Duty  Certified    Staffing

   NuMED Rehabilitation  . . . . . . . . . . . . . . . . . . . . .  x
   Parke Home Health
    Care, Inc  . . . . .  x  . . . . . .  x  . . . . . x
   Whole Person in PA  .  x  . . . . . . . . . . . . . x
   PA Medical Concepts . . . . . . . . .  x  . . . . . . . . . . .  x
   Whole Person in OH  .  x  . . . . . .  x  . . . . . x
   Florida Nursing . . . . . . . . . . .  x  . . . . . . . . . . .  x
   Total Professional  .  x  . . . . . . . . . . . . . x
   Countryside . . . . . . . . . . . . .  x  . . . . . . . . . . .  x


   Personnel

        The Company's business is dependent upon its ability to recruit and retain registered nurses, licensed practical nurses, nurses aides, home health aides, homemaker companions, medical social workers, physical and rehabilitation therapists, occupational therapists, speech/language pathologists, PTAs and COTAs. There is intense competition for medical personnel, and particularly for therapists and certified nurse aides and home health aides. Due to the rehabilitation industry's limited number of accredited academic therapy programs, there has been a chronic national shortage of available therapists. As the Company expands, its needs for qualified personnel will continue to increase. The Company faces competition for personnel from both other agencies as well as other providers of medical services, such as hospitals and long term care facilities. Most of the Company's personnel are employed on a full-time or regular-part time basis. A modest portion of the Company's personnel are employed on a per diem basis depending upon client demand and are paid only for the time they actually work or specific visits made.

   Competition

        The home health and rehabilitation industries are highly competitive with limited barriers to entry. The Company faces competition from hospitals that have their own home health care agencies, national and local home health care and rehabilitation therapy organizations, and other nursing home contract service providers, many of which have capital and other resources substantially greater than those of the Company. The Company believes that most home health care business is generated by referrals from local third party payors and medical related organizations. The Company competes in its home care markets by developing relationships with referral sources. Home health care agencies compete based on the ability to provide qualified personnel and service on a cost-effective and timely basis. The Company competes in the rehabilitation therapy market through direct marketing to long-term, acute care, and outpatient facilities as well as school districts, emphasizing the Company's ability to provide qualified personnel with specialized programs on a timely basis and in a cost-effective manner. With the increasing trend towards managed care, the Company is continuing to obtain accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and intends to implement management information systems in order to provide quantitative analyses necessary to compete in the managed care arena.

        The Company's temporary staffing business competes with other medical recruitment organizations which offer the same or similar services as are provided by the Company. Many of these competitors have greater capital and other resources than are available to the Company. Competition is generally based on the ability to provide qualified personnel on a timely basis and in a cost effective manner.

        The Company believes that the key competitive factors in its business include service, price and the ability to provide quality care and outcome oriented data. The range of specialized services offered, together with the ability to accommodate specific client needs are also competitive factors in attracting clients. The Company has focused its marketing efforts in suburban/urban areas with moderate populations of persons over 65 years of age as well as certain other areas where there is demand for the Company's specialized services. With the current trend toward managed care, management also believes that the capacity to provide clinical statistical and analytical support to managed care organizations will be crucial to competing for managed care contracts.

   Sales and Marketing

        The Company provides its home care services generally to patients placed through referrals from third parties, such as physicians, podiatrists, managed care providers, case managers, and hospital discharge planners. Key elements in the Company's strategy are to provide compassionate quality care, delivered in a cost effective manner and provide certain specialty skilled programs. The Company seeks to educate its referral sources on the range, benefits and features of the Company's services. The Company utilizes one-to-one education of referral sources, as well as community educational programs presented by the Company's nurse liaisons and discharge planners. The Company also actively markets its rehabilitation therapy services directly to long-term care, acute care and outpatient facilities through solicitation of directors of nursing, administrators and owners emphasizing quality care delivered in a cost effective manner.

   Reimbursement and Customers

        Payments for the Company's home health care services are derived from a variety of sources. Payment for home health care services generally comes from Medicare, local government health care programs, commercial insurance carriers, health maintenance organizations, Medicaid and individual patients. In instances where the patient has more than one source of reimbursement, the portion of the Company's charges that is not covered by a primary source may be covered by a secondary source of reimbursement. Payment for the Company's temporary staffing and rehabilitation services generally are derived directly from the Company's customers who are reimbursed from Medicare and other third-party payors.

        Medicare accounted for approximately $6.2 million (25%) and $6.1 million (25%), respectively, of the Company's net revenue for the fiscal years ended March 31, 1997 and 1996. Medicare reimburses 100% of the allowable cost of services up to certain limits. To the extent Medicare limits exceed the provider's direct cost for a particular service, the provider can seek reimbursement for certain indirect costs up to an aggregate amount equal to the Medicare defined limits for that service. The Company is designated to receive prospective interim payments ("PIP") for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. There can be no assurance that the Company will continue to be eligible to receive prospective interim payments. The Company has generally received Medicare reimbursement sufficient to cover substantially all of the costs of its services. If a Medicare audit resulted in the Company not being reimbursed for a significant amount of services which it had provided, it would have a material adverse effect on the Company's financial position or results of operations. In fiscal 1997 and 1996, the Company recognized approximately 16% and 17%respectively of its revenue from a single customer.

        In fiscal 1997 and 1996, the Company recognized approximately 16% and 17% respectively of its revenue from a single customer. This customer terminated their relationship in fiscal 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

   Advisory Board

        Certain of the Company's subsidiaries require advisory boards. The Advisory Boards must consist of at least one physician, one registered nurse and one representative of each professional discipline for which the subsidiary is certified, including physical, occupational and speech therapy and medical social work. The Advisory Boards establish and annually review the subsidiary's budget and policies governing the scope of services offered, admission and discharge policies, medical supervision, plans of treatment, emergency care, clinical records, personnel qualifications, program evaluations, and patient care policies and procedures. In addition, each Advisory Board assists management in identifying consumer needs and educating consumers of the services provided by the subsidiary. Each Advisory Board meets four times each year and conducts an overall evaluation of the subsidiary's business every year.

   Seasonality

        Historically, the Company's business has been seasonal, with a higher proportion of revenues derived in the fall and winter months.
   Since the addition of NuMED Rehabilitation, historical seasonality has continued. The Company's third and fourth fiscal quarters will continue to generate greater home health revenues due to increased demand for these services in all regions during these months.

   Regulations

        The health care industry is highly regulated at the federal, state and local levels. Several programs have been proposed to reform the United States health care system. These programs include proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company and its customers. Management believes that the adoption of comprehensive health care reform may have a significant impact on the Company's business, although different aspects of the Company's business may be affected in different ways, either positively or negatively, by the adoption of such legislation. There can be no assurance that the Company will be able to capitalize on the effect of such legislation or that such legislation will not have a negative impact on the Company's operations. The following is a summary of the key regulatory provisions which currently affect the Company's operations.

        Medicare Certification and Licensing. Home health care agency certification by HCFA is required to enable the Company to receive reimbursement for services from Medicare. HCFA requires, as a condition to participation as a home health care agency in the Medicare program, the satisfaction of certain standards with respect to personnel, services and supervision, appropriation of annual budgets, cost reports and capital expenditure plans, and the establishment of a professional advisory group. Many states also require an entity to obtain a certificate of need ("CON") in order for the entity to provide Medicare and Medicaid services. Under CON laws, a health care provider generally is required to substantiate the need for, and financial feasibility of, certain expenditures relative to such services. In states requiring a CON, HCFA will only grant certification to those providers who have obtained a CON. Florida is the only state in which the Company currently operates a home health care business which requires a CON. Total Professional has received a CON from the State of Florida to provide Medicare services in Districts V and VI, which include Pasco and Pinellas counties and Hardee, Highlands, Hillsborough, Manatee, and Polk counties. The Company is presently licensed to provide such Medicare services in Hillsborough, Pasco and Pinellas counties.

        Medicare Anti-Kickback Provisions. The Medicare Anti-Kickback
   Statute (the "Anti-Kickback Statute") prohibits the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or the ordering of services that is covered by Medicare or Medicaid. Violation of the Anti-Kickback Statute is punishable by substantial fines, imprisonment for up to five years or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 (the "Protection Act") provides that persons guilty of violating the Anti-Kickback Statute may be excluded from the Medicare or Medicaid programs for a minimum of five years. Investigations leading to prosecutions and/or program exclusion may be conducted by the Office of the Inspector General ("OIG") of the United States Department of Health and Human Services ("HHS") or the United States Department of Justice.

        Under the Anti-Kickback Statute, law enforcement authorities, HHS and the courts are increasingly scrutinizing arrangements between health care providers and referral sources (such as physicians) in order to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient referrals. This scrutiny is not limited to financial arrangements that involve a direct payment for patient referrals, but extends to payment mechanisms that carry the potential for inducing Medicare or Medicaid referrals, including situations where physicians hold investment interests in, or compensation arrangements with, a health care entity to which such physicians refer patients. Although the OIG has published safe harbor regulations relating to investment in public companies by referring physicians, the Company does not currently possess the net tangible assets necessary in order to qualify under the safe harbor regulations. Therefore, in order to avoid any issue regarding fraud and abuse compliance, a physician who owns any of the Company's securities is prohibited from making any patient referrals to the Company.

        Florida Prohibition of Referrals. The Patient Self-Referral Act of 1992 (the "1992 Act") regulates and, in some cases, prohibits physicians' referrals of patients to facilities in which they own an investment interest. In addition, the 1992 Act would prohibit referrals by a health care provider to a public company in which the provider is an investor unless the company meets safe harbor criteria similar to that promulgated under the Anti-Kickback Statute. The Company does not meet these criteria and, therefore, a physician who owns any of the Company's securities is prohibited by the 1992 Act from making any patient referrals to the Company.

        Omnibus Budget Reconciliation Act of 1993. As part of the Omnibus Budget Reconciliation Act of 1993, Congress passed a self-referral ban, commonly known as the "Stark II" law. The Stark II law became effective January 1, 1995 and prohibits a physician from referring Medicare and other federal program patients for designated health services, including home health care, to certain entities with which the physician or a member of his or her immediate family has a financial relationship. A "financial relationship" includes either an ownership interest in, or compensation arrangement with, the entity. Thus, unless a Stark II exemption is met, a physician with such a financial relationship with the Company would be prohibited by Stark II from making any patient referrals of Medicare and Medicaid business to the Company.

        Miscellaneous. All states in which the Company operates require therapists practicing in such states to be licensed and many states require continuing education for maintaining licensure. In addition, environmental standards and OSHA regulations concerning the disposal and handling of medical wastes are generally monitored at the state and local level in accordance with OSHA guidelines. The Company believes that it is in material compliance with such licensure requirements and standards in each of the states where it operates. Although the Company believes that it is in material compliance with all applicable federal and state laws and regulations, there can be no assurance that such laws or regulations will not be interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional laws or regulations upon all or a portion of the Company's activities, which might adversely affect the Company's business.

   Employees

        As of March 31, 1997, the Company had approximately 1,050 employees working full-time and part-time depending on certain assignments, 71 of
   whom perform administrative and clerical duties.   Employees do not
   necessarily work full-time shifts and may not work exclusively for the Company. The Company believes its relations with its employees are good. The Company's employees are not represented by any union.

   ITEM 2.  PROPERTY

        The Company maintains its principal offices at 5770 Roosevelt Blvd, Suite 700, Clearwater, Florida 34620. The Company's regional offices are typically located in suburban office parks and are all leased. The offices range in size from 1,000 square feet to 6,000 square feet. The Company's office leases require an aggregate annual rental of approximately $367,000 and expire on various dates through 2000. All offices are well maintained and in good repair. As of March 31, 1997, the Company had the offices listed below in the following locations:

   Principal Operation           Locations           Function

   NuMED Home Health Care, Inc.  Clearwater, FL      Corporate administrative
                                                     office

   NuMED Home Health Care, Inc.* Independence, OH    Corporate financial
                                                     office


   NuMED Rehabilitation, Inc.    Horsham, PA         Contract staffing of
                                 Cincinnati, OH      occupational and
                                                     physical therapists and
                                                     speech/language
                                                     pathologists

   Total Professional
    Health Care                  Clearwater, FL      Comprehensive home
                                 Brandon, FL         health care services
                                 Tampa, FL
                                 St. Petersburg, FL
                                 Holiday, FL

   Florida Nursing Services      St. Petersburg, FL  Private duty & temporary
                                                     staffing

   Countryside Health
    Services, Inc.               Dunedin, FL         Private duty & temporary
                                 Holiday, FL         staffing
                                 Brandon, FL

   Whole Person Home Health
    Care of Ohio, Inc.           Conneaut, OH        Comprehensive home
                                 Youngstown, OH      health care services

   Whole Person Home
    Health Care, Inc.            Erie, PA            Comprehensive home
                                 Albion, PA          health care services

   PA Medical Concepts, Inc.     Erie, PA            Comprehensive home
                                 Albion, PA          health care services

   Parke Home Health Care, Inc.  Cincinnati, Ohio    Comprehensive home
                                                     health care services

   * office closed and consolidated into Florida office 3/31/97


   ITEM 3.  LEGAL PROCEEDINGS

   Legal Proceedings

        On January 31, 1996, Robin Fernhoff, individually and on behalf of all others similarly situated filed a class action in the United States District Court for the Middle District of Florida, Tampa Division against NuMED Home Health Care, Inc., Jugal K. Taneja and A.T. Brod & Co., Inc. (Case No. 96-200-CIV-T-21C). The plaintiff alleges that failure to disclose the net capital position of A.T. Brod & Co., Inc. caused the disclosure in the Company's prospectus dated February 8, 1995, to be materially misleading. The plaintiff alleges violations of Section 11 and 12(2) of the Securities Act of 1933, 15 U.S.C. Sections 77k and 77l respectively, and seeks damages on behalf of the class.

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

        The Company maintains professional liability insurance in amounts believed to be adequate by the Company based on its experience.
   Currently, the Company maintains coverage on its home health care operations in the amount of $1,000,000 per occurrence with a $3,000,000 annual limit. The Company maintains coverage on its rehabilitation therapy operations in the amount of $2,000,000 per occurrence with a $4,000,000 annual limit. The Company may be subject to liability for the actions of its employees who provide medical services. There can be no assurance that the Company's professional liability insurance will cover all types of claims, that such insurance will continue to be available to the Company on terms that are acceptable to it, or that the amount of such insurance will be sufficient.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

              The principal market for the Common Stock and Common Stock Purchase Warrants is the NASDAQ Small Cap Market where they are listed
   under the symbols NUMD and NUMDW, respectively.   The stock prices below
   are the high and low bid prices as reported on the NASDAQ Small Cap Market. Prior to February 1995, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. Prior to May 1994, the Common Stock was traded in the over-the-counter market. The stock prices below are the high and low bid prices as reported on the NASDAQ Small Cap Market which have been adjusted, as appropriate, to reflect the 1 for 2.5 reverse stock split completed on April 29, 1994.

                                  Fiscal 1997        Fiscal 1996
   Quarter                      High       Low     High       Low

   First Quarter                $4.31      $2.25   $1.81      $0.94
   Second Quarter                3.25       1.63    2.25       0.87
   Third Quarter                 2.63       1.50    2.31       1.50
   Fourth Quarter                2.06       1.13    2.75       1.62

        The Company has paid no cash dividends on the Common Stock since its inception. The Company intends to retain earnings, if any, to finance the expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. As of June 15, 1997, there were approximately 576 holders of record of Common Stock.

        On September 1, 1995, the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of 500,000 of the Company's common shares to the extent that the Company is financially able to make any such purchases. During fiscal 1997, the Company purchased 100,000 Common Shares.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

   Overview

        The Company's revenues are generated primarily from (i) health care services provided to individuals in their home and temporary staffing of nurses in health care facilities, such as hospitals, physician offices and long-term care facilities, and (ii) staffing of physical and occupational therapists and speech/language pathologists to hospitals and long-term care facilities. A significant portion of the Company's home health care revenues are paid by insurance companies and other third-party payors, including Medicare. In fiscal 1997 and 1996, 33% and 31%, respectively, of the Company's revenues were attributable to third party payors, of which 25% and 25%, respectively, was attributable to Medicare reimbursements. The Company's revenues are recorded based on predetermined rates for services provided, less applicable allowances to reflect third party payor reimbursement requirements. The Company's revenues are subject to post-collection audit and adjustment by third-party payors. Direct expenses include direct personnel and other costs associated with the Company's home health care services and staffing.

        The Company's Gross Profit has been negatively impacted by five primary factors. First NuMED has incurred excessive legal and other costs relating primarily from failed acquisitions and a class action suit. Second, during the third quarter, the Company retroactively modified its contract with one of its key Rehabilitation customers that is undergoing a Medicare audit (see below). As a result, the Gross Profit of NuMED Rehabilitation has also diminished. The Company is undertaking cost containment efforts as well as implementing new monitoring programs to reduce the level of Direct Expenses. Third, the mix of revenue speech therapy has shifted. Physical therapy revenue, which generally yields lower gross margins than either occupational or speech therapy, constituted a larger percentage of Net Revenues as compared to last year. The Company is actively pursuing more profitable types of contracts. Fourth, the mix of revenue between home health aides and skilled services has shifted. Home health aides, which generally yield lower gross margin than skilled services, constituted a larger percentage of Net Revenues. In general, third party payors are requiring that care by provided by lower skilled and less expensive caregivers. To counter this trend, the Company is pursuing alternative types of business with higher margins. Fifth, a significant portion of employees in both the Home Health and Rehabilitation Therapy division are full time. Salary costs relating to these full time employees do not fluctuate with changes in revenue. As revenue decreases, these costs result in an increased Direct Expense percentage. The Company has taken measures to impact on the proportion of full and part time employees.

        One of NuMED Rehabilitation's key customers is currently undergoing a routine Medicare audit of its cost report. The customer's fiscal intermediary, in it interpretation of the Medicare prudent buyer guidelines, has concluded that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit has applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

        The Intermediary's first calculations indicated total disallowed costs of $2.1 million. The Company's client as well as representatives from the Company were successful in reducing the amount of disallowed costs from $2.1 million to $899,000. The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs and has recorded an estimated aggregate reserve. The estimated settlement for the first year (customer's fiscal year ended June 30, 1995) of the contract which is currently being audited is approximately $197,000. The estimated settlement for the second year (customer's fiscal year ending June 30, 1996) of the contract which is still unaudited is approximately $702,000.

        During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to this customer, representing disallowed costs for the client's fiscal years ending 6/30/95 ad 6/30/96. The Company is optimistic that some of all of the disallowed costs will be recovered in the appeal process. The entire disallowed cost has been expensed. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. An adverse decision during negotiations with the fiscal intermediary or in the appeal process could require NuMED Rehabilitation to further revise its estimate and could have a material adverse effect on the Company's financial position, liquidity and results of operations.

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

        In addition, the Company secured a $500,000 letter of credit for future potential disallowances (see Liquidity and Capital Resources) and has renegotiated the original terms with the client. Because of the anticipated success of the intermediary negotiations, the client released the $500,000 letter of credit in April 1997.

        Following the fiscal year end 1997, this key customer and the Company mutually agreed to terminate several facility contracts over fiscal year 1998. The Company has increased marketing efforts and expects to replace this revenue.

        Several programs have been proposed to reform the United States health care system. These programs contain proposals to increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Due to the wide variety of national and state proposals relating to health care presently under consideration, the impact of such proposals on the Company's business cannot be predicted. The health care industry is a highly regulated industry which is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of hospitals and other health care facilities. During the past several years, the health care industry has been subject to an increase in government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, major third party payors of health care services, such as insurance companies, Medicare and Medicaid, have significantly revised payment procedures in an effort to contain health care costs. These and other factors affecting the health care industry could have a material adverse impact on the Company's operating results, financial condition or prospects. The Company believes that certain trends have developed which will have an impact on the home health care and temporary staffing industry, including increased use of capitated payments and the trend towards managed care. The Company seeks to follow trends in its industry to maximize their resulting benefit and minimize their resulting negative impact on the Company's operations. The extent and effect of identified trends on the Company, as well as the effect of trends which may develop in the future cannot be established either positively or negatively at this time due to uncertainty in the home health care, temporary staffing and rehabilitation industries.

   Results of Operations

        The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of operations.

                                                Year Ended March 31,
                                                   l997       1996
   Revenues    . . . . . . . . . . . . . . . . . . 100.0%     100.0%
   Direct expenses . . . . . . . . . . . . . . . .  78.9       74.7
                                                   -----        ----
   Gross Profit  . . . . . . . . . . . . . . . . .  21.1       25.3
   General and administrative expenses
      (excluding amortization and depreciation)  .  29.3       22.3
   Amortization and depreciation and impairment
    of intangibles . . . . . . . . . . . . . . . .   2.7        2.6
                                                   -----        ----
   Operating income (loss) . . . . . . . . . . . . (10.9)       0.4
   Other revenues (expenses) (loss)  . . . . . . .   0.1        0.3
                                                   -----        ----
   Income (loss) from continuing operations before
    income tax . . . . . . . . . . . . . . . . . . (10.8)       0.7
   Income taxes expense (benefit)  . . . . . . . .  (3.2)       0.3
                                                   -----        ----
   Net income (loss) . . . . . . . . . . . . . . .  (7.6)       0.4
                                                   =====        ====

   Year Ended March 31, 1997 Compared to Year Ended March 31, 1996.

        Revenues increased $457,000, or 2% to $24.6 million in fiscal 1997 from $24.1 million if fiscal 1996. Net Medicare revenues increased by $148,000 to $6.2 million in fiscal 1997 from $6.1 million in fiscal 1996. Non-Medicare revenues, including staff relief, private duty, private pay and rehabilitation therapy increased by $309,000 in fiscal 1997 from fiscal 1996. The acquisition, Parke Home Health Care, Inc., provided additional revenue which more than offset the decline in the Rehabilitation Division. The Company's new contracts as well as existing business were negatively affected by the uncertainty as a result of pending discussions and consideration of an extraordinary transaction involving the potential sale of the Company.

        Direct expenses increased $1.4 million or 8% to $19.4 million in fiscal 1997. As a percentage of revenues, direct expenses increased to 78.9% in fiscal 1997 from 74.7% in fiscal 1996. The decline in gross margin can be attributable to the salary cost as therapists continue to be in short supply and high demand. In the home health division, the pressure of third party payors and managed care companies to emphasize lower skilled care (and lower margin) has resulted in the critical shortage of home health aides and certified nursing aides. This caused higher than average pay rates for these employees which reduced the margins for this division. As a result, the gross profit margins declined to 21.1% in 1997 from 25.3% in 1996.

        General and administrative expenses (excluding amortization and depreciation) increased $1,813,000 or 33.6%. As a percentage of revenues, this represented an increase to 29.3% in 1997 compared to 22.3% in 1996. The Company expensed the repayment of the disallowed Medicare costs for one of its key customers of $899,000 (discussed under Overview). In addition, $312,000 of this increase is a result of Parke Home Health Care which was acquired at the beginning of fiscal 1997. There were extraordinary expenses through increased professional fees incurred with the defense of and class action litigation and the proposed acquisition of the Company by CCF Health Care Ventures, Inc. (discussions were terminated in August, 1996). Travel expenses also increased as a result of due diligence related activities. The closing of the Cleveland financial office of NuMED resulted in one time expenses related to lease
   terminations  and severance packages for Cleveland staff.   The company
   also provided for a one-time increase in the reserve for potential bad debts.

        There was a marginal increase of $22,000 in depreciation and amortization during fiscal 1997 as additional depreciation from new computer software and hardware begin this year as the company continues to automate the financial and office operations.

        Other net revenues decreased to $24,000 in fiscal 1997 from $74,000 in fiscal 1996. Interest expense increased to $97,000 as the debt service on the Parke Home Health Care was recognized for all of 1997 and borrowings under the lines of credit were used and outstanding for most of the year.

        As a result of the losses this year there was a tax benefit. The net loss for the Company in fiscal 1997 was $1,878,052 compared to net income of $109,495 in fiscal 1996.

   Liquidity and Capital Resources

        As of March 31, 1997 and March 31, 1996, accounts receivable were $3.5 million (29% of total assets) and $4.8 million (35% of total assets), respectively. The Company's liquidity is primarily affected by its
   management and collection of accounts receivable.   The home health care
   industry is characterized by longer collection cycles, since most third-party payors require detailed documentation to support reimbursement claims and review reimbursement claims prior to payment. The Company generally has experienced collection cycles of its accounts receivable of approximately 60-70 days and has not experienced material amounts of
   write-offs.   The Company is designated to receive periodic interim
   payments (PIP) for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. There can be no assurance that the Company will retain its designation to receive PIP. Further, the Company's Medicare business is subject to increasing scrutiny and Medicare audits which may result in denied claims for reimbursement and write-offs of accounts receivable. If a Medicare audit revealed substantial overpayments to the Company for Medicare visits or resulted in the denial of reimbursement for a material number of visits, it would likely have a material adverse impact on the Company's results of operations and financial condition.

        The Company has completed five acquisitions since August 1992, and intends to continue to achieve growth through acquisitions. To pursue its acquisition strategy, the Company may incur additional short-term and long-term borrowings and/or issue additional shares of Common Stock or other securities. The Company does not currently have any commitments, understandings or agreements with respect to any acquisitions.

        The Company began the implementation of a new management information system during fiscal 1997. The cost incurred during 1997 was approximately $250,000. The remaining cost approximates $350,000. These costs will be capitalized over a period of 12 to 60 months.

        During fiscal 1996 the company secured a new line of credit for $1.0 million which is fully secured by a $1.0 million certificate of deposit. Interest accrues at a rate equal to the lender's certificate of deposit rate (6.87% as of March 31, 1997) plus 1.75%. This line was fully drawn as of March 31, 1997.

        The Company also has renegotiated and renewed an existing line of credit for $275,000 which is fully secured by a $275,000 certificate of deposit. Interest accrues at a rate equal to the lender's certificate of deposit rate (8.5% as of March 31, 1997) plus 2.0%. $272,000 was drawn as of March 31, 1997.

        Pennsylvania Medical Concepts has a $150,000 line of credit secured by accounts receivable of that agency. Interest accrues at a rate equal the lender's prime rate plus .5%. There was $50,000 outstanding as of March 31, 1997.

        At March 31, 1997 there were two (2) letters of credits for $500,000 and $150,000 respectively, both secured by certificates of deposits. The $500,000 letter was returned and released in April 1997 and the $150,000 was issued in favor of a third party government payor to secure performance under the contract.

        In connection with the Company's acquisition of Parke Home Health Care effective January, 1996, the Company financed 50% of the acquisition with a 30 month term loan payable to the previous owners of Parke. The outstanding principal balance on the note at March 31, 1997 was approximately $216,000. Interest accrues on the Parke loan at the rate of eight percent (8%) per annum and is secured by the outstanding stock of Parke purchased by the Company. In connection with the Company's acquisition of Florida Nursing in fiscal 1993, the Company financed the acquisition in part with a three-year term loan payable to the previous owners of Florida Nursing. This loan was repaid in fiscal 1996. Similarly, in connection with the Company's acquisition of Total Professional in fiscal 1993, the Company financed the acquisition in part with a three-year term loan payable to the previous owner of Total Professional. This loan was also repaid in fiscal 1996.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of intangible assets of the Company. At March 31, 1997, net intangible assets of the
   Company were $4.8 million.   The amortization of intangible assets in the
   future will decrease net income or increase net loss of the Company and may adversely affect the market price of the Company's securities.

        Historically, the Company has grown through acquisitions of complementary businesses, which generally requires the Company to expend
   cash to integrate the operations of the acquired businesses.   During
   fiscal 1996, operations generated cash and the Company's expansion activities did not require the use of operating funds. The Company's investing activities used approximately $6.1 million primarily as a result of the purchase of NuMED Rehabilitation and the acquisition of Parke Home Health Care. The operating losses during fiscal 1997 were offset by operating activities of collection on accounts receivable and by financing activities through additional borrowing on the lines of credit. There was no expansion activity in fiscal 1997 as the company maintained its market position during this past year.

         The Company funded its cash flow requirements through borrowings, sales of its equity securities and the cash generated internally from operations. The Company believes that its current cash reserves, current cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected operating expenses and working capital needs for at least the next 12 months. Subsequent to the fiscal year end the Company entered into a $4 million dollar revolving line of credit with DVI, Inc. This line will be secured by accounts receivable at an interest rate of 1.5% above prime.

        To achieve the Company's acquisition strategy, the Company may be required to seek additional financing and/or issue additional shares of
   Common Stock or other securities.   There can be no guarantee that sales
   of the Company's equity securities will be an available alternative to obtain additional financing in the future. This may adversely impact the Company's ability to make additional strategic acquisitions. No additional funding for any of these purposes has been committed to date.

   ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following documents are filed as a part of this report at the pages indicated:
                                                              Page
             1.   Report of Independent Auditors              F-1

             2.   Consolidated Balance Sheets as of
                  March 31, 1997 and 1996                     F-2

             3.   Consolidated Statements of Operations for
                  the Years Ended March 31, 1997 and 1996     F-3

             4.   Consolidated Statements of Stockholders'
                  Equity for Years Ended March 31, 1997
                  and 1996                                    F-4

             5.   Consolidated Statements of Cash Flows for
                  the Years Ended March 31, 1997 and 1996     F-5

             6.   Notes to Consolidated Financial Statements  F-6

                         Report of Independent Auditors


   To the Stockholders and Board of Directors of
     NuMED Home Health Care, Inc. and Subsidiaries
   Clearwater, Florida

   We have audited the consolidated balance sheets of NuMED Home Health Care, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuMED Home Health Care, Inc. and subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


   Cleveland, Ohio                                            ERNST & YOUNG
   LLP
   June 20, 1997

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets

              ASSETS                                   March 31
                                                   1997          1996
   Current assets:

     Cash and cash equivalents                    $797,440     $1,494,860
     Cash securing contractual arrangements      1,875,000      1,417,014
                                                 ---------      ---------
                                                 2,672,440      2,911,874
     Accounts receivable, net of allowance for
        doubtful accounts of $302,507 in 1997
        and $125,707 in 1996                     3,545,782      4,788,715
     Note receivable                                     0        106,966
     Prepaids, inventories, and other current      282,093        227,498
                                                 ---------      ---------
   Total current assets                          6,500,315      8,035,053

   Property and equipment, net                     389,017        259,138
   Goodwill, net of amortization of $753,570
    in 1997 and $407,347 in 1996                 4,426,563      4,719,826
   Other intangible assets, net of
        amortization of $1,796,412 in 1997 and
        $1,621,857 in 1996                         348,958        474,954
   Deferred tax and other                          551,447         32,110
                                                ----------     ----------
   Total assets                                $12,216,300    $13,521,081
                                                ==========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Trade accounts payable                       $289,844       $550,117
     Accrued salaries and payroll related        1,421,538      1,337,663
     Accrued expenses                              412,517        530,680
     Estimated amounts due to third party
      payors                                       158,282         56,472
     Current portion of long-term obligations      614,331        206,343
                                                 ---------      ---------
   Total current liabilities                     2,896,512      2,681,275

   Long-term obligations, less current
     portion                                     1,112,807        659,027
                                                 ---------      ---------
   Total liabilities                             4,009,319      3,340,302

   Stockholders' equity:
     Preferred stock, authorized 2,000,000, no
      shares issued or outstanding                       0              0
     Common stock, $.001 par value, authorized
      48,000,000 shares, 5,010,219 shares
      issued                                         5,010          5,010
     Additional paid-in capital                 10,679,113     10,708,176
     Treasury stock, 67,075 and 46,023 shares
      of common stock, at cost, respectively      (134,821)       (68,138)
     Accumulated deficit                        (2,342,321)      (464,269)
                                                ----------     ----------
   Total stockholders' equity                    8,206,981     10,180,779
                                                ----------     ----------

   Total liabilities and stockholders' equity  $12,216,300    $13,521,081
                                                ==========     ==========


                 See notes to consolidated financial statements

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                            Years Ended March 31
                                             1997          1996

   Revenues                              $24,590,951   $24,133,516
   Direct expenses                        19,411,870    18,006,706
                                          ----------    ----------
   Gross profit                            5,179,081     6,126,810

   General and administrative expenses:
   Salaries and benefits                   3,500,172     3,350,915
   Operating expenses                        976,704       708,787
   Professional fees                         403,276       327,304
   Occupancy expenses                        840,157       707,107
   Insurance                                 342,651       239,712
   Amortization and depreciation             651,897       629,101
   Bad debt expense                          243,191        58,410
   Other contractual settlement (see
     note J.)                                899,000             0
                                          ----------    ----------
   Total general and administrative        7,857,048     6,021,336
                                          ----------    ----------
   Operating income (loss)                (2,677,967)      105,474

   Other revenues (expenses):
   Interest income                            91,882       108,963
   Interest expense                          (96,816)      (22,197)
   Other                                      28,538       (12,842)
   Total other revenues (expenses), net       23,604        73,924
                                          ----------    ----------

   Income (loss) before income tax
        expense (benefit)                 (2,654,363)      179,398
   Income tax expense (benefit)             (776,311)       69,903
                                          ----------    ----------
   Net income (loss)                     $(1,878,052)     $109,495
                                          ==========    ==========
   Per share:
   Net income (loss)                           $(.38)         $.02
                                               =====       =======

   Weighted average shares outstanding     4,929,752     4,954,824


                 See notes to consolidated financial statements

                                            NuMED Home Health Care, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                                                                  Unrealized
                                                                                  Gain (loss)
                                                       Additional                     on
                                   Common Stock         Paid-in       Accumulated Marketable     Treasury Stock
                               Shares      Dollars       Capital      (Deficit)   Securities   Shares     Dollars     Total

   Balance at April 1,
     1995                     5,010,219      $5,010    $10,665,403    $(573,764)  $(51,686)  (409,020)  $(492,000)  $9,552,963

   Net income for the
     year                                                               109,495                                        109,495

   Unrealized gain on
     marketable securities                                                          51,686                              51,686

   Other                                                     6,000                                                       6,000

   Acquisition of assets
     from Rehab America,
     Inc.                                                   32,637                            297,715     358,114      390,751

   Shares issued under
     employee stock
     purchase plan                                           3,275                             81,282      97,772      101,047

   Purchase treasury shares                                                                   (21,000)    (38,038)     (38,038)

   Private placement of
     restricted stock for
     consulting services                                       861                              5,000       6,014        6,875
                              ---------     -------     ----------   ----------    -------   --------  ----------   ----------
   Balance at March 31,
    1996                      5,010,219       5,010     10,708,176     (464,269)         0    (46,023)    (68,138)  10,180,779

   Net (loss) for the year                                           (1,878,052)                                    (1,878,052)

   Exercise of options                                      (1,684)                            20,000      30,885       29,201

   Shares issued under
     employee stock
     purchase plan                                         (27,379)                            58,948     103,432       76,053

   Purchase treasury shares                                                                  (100,000)   (201,000)    (201,000)
                             ----------    --------     ----------   ----------    -------  ---------  ----------   ----------
   Balance at March 31,1997   5,010,219      $5,010    $10,679,113  $(2,342,321)        $0    (67,075)  $(134,821)  $8,206,981
                              =========    ========     ==========   ==========    =======  =========  ==========   ==========


                 See notes to consolidated financial statements

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                 Years Ended March 31
                                                   1997          1996
   Cash flows from operating activities
   Net Income (loss)                          $(1,878,052)       $109,495
   Adjustments to reconcile net income
    (loss) to net cash  provided by (used
    in) operating activities:
        Depreciation and amortization             651,897         629,101
        Cash securing contractual arrangements     42,014        (142,014)
        Loss on sale of marketable securities           0          14,301
        Loss on sale of or disposal of
          property, plant and equipment               269           4,540
        Increase (decrease) in cash due to net
          changes in operating assets and
          liabilities:
             Accounts receivable                1,226,824      (1,177,777)
             Prepaids and other current assets    (54,595)         (4,387)
             Accounts payable and accrued
               expenses                          (229,602)      1,181,832
             Deferred charges and other          (519,337)         (2,403)
                                               ----------      ----------
   Net cash provided by (used in) operating
    activities                                   (760,582)        612,688

   Cash flows from investing activities
   Sale of marketable securities                        0         209,348
   Purchase of property and equipment            (261,267)       (142,441)
   Acquisition of assets from Rehab America,
   Inc., net of cash acquired                           0      (5,134,007)
   Acquisition of Parke Home Health Care,
   Inc., net of cash acquired                           0        (745,459)
   Purchase of accounts receivable lists          (48,559)
   Purchase of accounts receivable from factor          0        (242,327)
                                               ----------      ----------
   Net cash  provided by (used in) by
    investing activities                         (309,826)     (6,054,886)

   Cash flows from financing activities
   Proceeds from short/long-term borrowings     2,335,200         946,609
   Payments of short/long-term borrowings      (1,473,432)       (377,736)
   Proceeds from issuance of stock through
    employee purchase plan                         76,053         101,047
   Proceeds from issuance of stock through
    exercise of stock options                      29,201               0
   Cash securing line of credit                  (500,000)     (1,000,000)
   Purchase of treasury stock                    (201,000)        (38,038)
   Collection (issuance) of note receivable       106,966        (106,966)
   Other                                                0           6,000
                                               ----------     -----------
   Net cash provided by (used in) financing
    activities                                    372,988        (469,084)
                                               ----------     -----------
   Increase (decrease) in cash and cash
    equivalents                                  (697,420)     (5,911,282)
   Cash and cash equivalents at beginning of
    year                                        1,494,860       7,406,142
                                               ----------      ----------
   Cash and cash equivalents at end of year      $797,440      $1,494,860

   Supplemental disclosure
   Interest paid during the year                  $94,270         $22,495
                                                 ========       =========
   Income taxes paid during the year                   $0         $91,433

   Non-cash transactions
   Common stock issued for acquisition of
     assets from Rehab America, Inc.
     (275,000 shares)                                   -        $360,938
                                                 ========       =========
   Common stock issued for consulting services
    (22,715 shares)                                     -         $29,813
                                                 ========       =========
   Common stock issued for consulting services
    (5,000 shares)                                      -          $6,875
                                                 ========       =========


                 See notes to consolidated financial statements

                  NuMED Home Health Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


   A.  Summary of Significant Accounting Policies

   Basis of Presentation

   The consolidated financial statements include the accounts of NuMED Home Health Care, Inc. (NuMED or the Company) and its wholly owned subsidiaries: Whole Person Home Health Care of Ohio, Inc. (Whole Person in OH) and subsidiaries, Whole Person Home Health Care, Inc. (Whole Person in PA) and Pennsylvania Medical Concepts, Inc. (PA Medical Concepts), Whole Person Home Health Care of Florida, Inc. dba Total Professional Health Care (Total Professional), Silver Moves, Inc. dba Florida Nursing Services (Florida Nursing), Countryside Health Services, Inc. (Countryside), NuMED Rehabilitation (NuMED Rehab) and Parke Home Health Care, Inc. (Parke). Intercompany transactions between NuMED and its subsidiaries have been eliminated in the consolidated financial statements.

   Services

   NuMED is a holding company that provides home health care services and temporary staffing of nursing personnel as well as contractual staffing of physical, occupational and speech therapists to various health care facilities through its eight subsidiaries. Home health services are provided in certain markets of Florida, Ohio and Pennsylvania. Therapy services are provided in certain markets of Ohio, Pennsylvania, Illinois, Indiana, Kentucky, Maryland and New Jersey.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Revenues

   Net revenues for health care services are recorded at established rates less contractual allowances and discounts. Revenues are recorded as services are performed. The Company has arrangements with certain third-party payors under which the Company is paid a prospectively determined price for services provided. Contractual adjustments under reimbursement agreements with third-party payors, including retroactive adjustments, are estimated and accrued in the period which services were rendered. Estimates are adjusted, if necessary, in the period final settlements are determined.

   The revenues received from third-party payors for the years ended
   March 31, 1997 and 1996 were approximately $8,020,000 and $7,600,000, respectively. Certain of these revenues (primarily Medicare) are subject to cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Allowances are provided, as necessary, to reflect the excess of the established rates over rates based on third-party arrangements. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquires have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory penalties.

   NuMED recognized 16% and 17% of its gross revenue from a single customer in 1997 and 1996, respectively. This customer terminated their relationship in fiscal 1998.

   Cash and Cash Equivalents

   Cash equivalents represent highly liquid investments with original maturities of less than 90 days. Cash and cash equivalents excludes $1,875,000 of cash used to secure contractual obligations.

   Inventories

   Inventories are carried at the lower of cost using the FIFO (first-in, first-out) method or net realizable value. Inventories consist of disposable medical supplies.

   Property and Equipment

   Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives (five years) for financial and tax reporting purposes. Repairs and maintenance costs are expensed as incurred. Additions, betterments, and major renewals are capitalized.

   Goodwill

   Goodwill, representing the excess of the cost over the net assets of acquired businesses, after allocation to other identifiable intangible assets, is amortized on the straight-line basis over fifteen years. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced based on the estimated shortfall of discounted cash flows at such time an impairment in value of goodwill has occurred. Based on the Company's review as of March 31, 1997, no impairment of goodwill was evident.

   Other Intangible Assets

   Other intangible assets consist of customer lists, covenants not to complete and various leaseholds and are amortized over their estimated useful life up to a maximum of 10 years.

   Earnings Per Share

   Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options. The number of shares that would be issued from the exercise of stock options has been reduced by the number of shares that could have been purchased from the proceeds at the average market price of the Company stock.

   In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Number 128, Earnings Per Share, which establishes new simplified standards for computing and presenting earnings per share (EPS). Concurrently, the FASB issued Statement of Financial Accounting Standards Number 129, Disclosures of Information About Capital Structure, which consolidates existing guidance relating to a Company's capital structure. Both of these standards are effective for the Company's fiscal year ending March 31, 1998 and require restatement of prior years reported EPS. The adoption of these new standards will not have a material effect on the amounts and per share data reported.

   Reclassifications

   Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

   Stock Options

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's employee stock options and warrants is not less than fair market price of the shares at the date of the grant, no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS No. 123, is required by that statement for 1997 and 1996. Refer to footnote G.

   B.  Business Combinations

   On April 4, 1995, through its newly formed subsidiary, NuMED Rehabilitation, the Company acquired substantially all the assets of North American Rehabilitation, Inc., and Care Management Services, Inc. for approximately $5.5 million ($5.1 million of cash and 297,715 shares of NuMED stock valued at $1.32 per share). The acquisition was accounted for as a purchase.

   Effective January 1, 1996, the Company acquired all of the outstanding stock of Parke Home Health Care, Inc. for a total purchase price of approximately $779,000, one-half of which was paid in cash at closing with the remaining one-half payable over a period of thirty months with interest accruing on the unpaid principal balance at the rate of 8% per year.

   The following unaudited pro forma results of operations for fiscal 1996 assumed the acquisition of Parke Home Health Care, Inc. had taken place at the beginning of the fiscal year. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated.

                            Unaudited Pro Forma
                        For the Year Ended March 31,
                                    1996

   Net revenue                       $25,611,801
   Gross profit                        6,499,065
   Net income                            207,285
   Net income per share                     $.04



   C.  Property and Equipment

   Property and equipment consist of the following:

                                              March 31
                                         1997           1996
   Equipment
                                       $453,566        $204,096
   Furniture and fixtures               107,831         110,720
   Leaseholds                            76,199          61,781
                                        -------        --------
                                        637,596         376,597
   Less accumulated depreciation        248,579         117,459
                                        -------         -------
                                       $389,017        $259,138
                                        =======         =======

   D.  Note Receivable

   In connection with a contemplated merger of NuMED with International Nursing, Inc. (INS), NuMED made a working capital loan to INS for $100,000 at a 12% interest rate. The anticipated merger was terminated and the loan was repaid in April 1996.

   E.  Long-Term Debt Obligations

   Long-term obligations consist of the following:            March 31
                                                          1997       1996

   $275,000 line of credit with interest payable
    monthly at a rate of 200 basis points above the
    90 day certificate of deposit rate (8.5% at March
    31, 1997).  This agreement is collateralized by a
    $275,000 certificate of deposit.  Principal is
    due and payable no later than July 7,1997.
                                                       $272,000         $0
   $150,000 line of credit with interest payable
    monthly at a rate of 50 basis points above the
    prime rate as published by National City Bank
    (9% at March 31, 1997).  $50,000 of this line is
    reserved for a letter of credit. This agreement
    is collateralized by accounts receivable.
    Principal is due and payable on demand.              50,000
                                                                         0
   $150,000 line of credit with interest payable
    monthly at the prime rate as published by Fifth
    Third Bank (8.5% at March 31, 1997).  This
    agreement is collateralized by all accounts
    receivable and all the assets of Parke Home
    Health, Inc.  Principal is due and payable no
    later than May 6, 1997.                              75,000     20,000

   30 month term note payable to the previous owners
    of Parke Home Health Care, Inc. in monthly
    principal installments of $11,987 through
    October 1, 1998 at an annual rate of 8%. The
    note is secured by the common stock of Parke
    Home Health, Inc.
                                                        215,768    359,613
   30 month term note payable for consulting
    services for the acquisition Parke Home Health
    Care, Inc. in monthly principal installments of
    $833 through October 1, 1998 at an annual rate
    of 8%. The note is secured by the common stock
    of Parke Home Health, Inc.
                                                         15,000     25,000
   36 month term note payable in monthly principal and
    interest installments of $1,389 through March 15,
    2000 at an annual rate of 10%. This note is
    unsecured.
                                                         43,043          0

   $1,000,000 line of credit with interest payable
    monthly at a rate of 175 basis points above the
    90 day certificate of deposit rate (6.87% at
    March 31, 1997).  This agreement is
    collateralized by a $1,000,000  certificate of
    deposit.  Principal is due and payable no later
    than May 15, 1998.                                1,000,000    359,613

   Other                                                 56,327    101,144
                                                     ---------- ----------
                                                      1,727,138    865,370
   Less current portion of long-term obligations        614,331    206,343
                                                     ---------- ----------
                                                     $1,112,807   $659,027
                                                     ========== ==========



   The amounts of long-term obligations due in each of the next five years are as follows:

                        1998                    $614,331
                        1999                   1,096,139
                        2000                      16,668
                        2001                           0
                        2002                           0
                        Thereafter                     0
                                               ---------
                                              $1,727,138
                                              ==========

   As of March 31, 1997, NuMED has $128,000 available out of a total of $1,575,000 on existing lines of credit.

   During 1997, a $500,000 letter of credit was obtained and secured by a $500,000 certificate of deposit. In April 1997, this letter of credit was returned to the Company. In addition, there are two letters of credit for $100,000 and $50,000, expiring July 1998 and October 1997, respectively. These are required for a third party payor government contract in Pennsylvania. They are secured by a $100,000 certificate of deposit and $50,000 reserve on an existing line of credit. These certificates of deposit are classified as cash securing contractual agreements.

   F.  Stockholders' Equity

   During 1997 and 1996, NuMED purchased 100,000 shares at $2.01 per share and 21,000 shares at $1.81 per share, respectively.

   G.  Stock and Benefit Plans

   The Company has three stock plans and may not grant options in excess of 15% of the issued and outstanding shares of Common Stock for a one year period ended February 8, 1996. NuMED does not contribute to any of the plans.

   Pre-Plan Stock Options
   During 1992 and 1993, the Board of Directors reserved 300,000 shares of common stock for the formation of a stock plan for executives. 220,000 shares were granted based at the average bid price which ranges from $2.19 to $5.00. As of March 31, 1997, no options have been exercised.

   1994 Employee Stock Option Plan
   Effective April 6, 1995, this plan provides for the grant of incentive stock options and non-qualified stock options to purchase up to 750,000 shares of Common Stock. Each option will have an exercise price equal to the fair market value of the Common Stock on the date of the grant, except for the grants of incentive stock options to beneficial owners of 10% or more of the Common Stock, which will contain an exercise price equal to 110% of fair market value on the date of grant. Employees and officers of NuMED and its subsidiaries are eligible to participate in the 1994 Plan.

   On April 18, 1995, 200,000 options were granted to five officers of the Company at a price of $1.22 and 50,000 options were granted to one officer of the Company at a price of $1.34. On September 1, 1996, 10,000 options were granted to one officer of the Company at $1.70. On March 29, 1996, 60,000 options were granted to three officers of the Company at price of $2.37 and a block of up to 100,000 options to be granted at the discretion of management was authorized at $2.37 of which 72,000 were granted. A total of 392,000 options were granted during the year.

   On April 1, 1996, 180,000 options were issued to two officers of the Company at prices ranging from $2.37 to $2.61. The options are exercisable after a six month holding period. As of March 31, 1997, under the 1994 Employee Stock Option Plan, 20,000 options have been exercised.

   Employee Stock Purchase Plan

   Effective April 6, 1995, regular full-time or part-time employees (excluding those who work less than 20 hours per week, those who have not completed a ninety day orientation period and those employees who own 5% or more of the Common Stock ) are permitted to purchase Common Stock at 85% of the fair market value up to a maximum of 15% of his or her total annual compensation. The plan limits total employee purchases to a maximum of 250,000 shares and individual employee purchases to $25,000 annually. Payroll deductions commenced in May, 1995.

   Outside Director and Advisory Board Member Stock Option Plan
   This plan provides for an annual grant of non-qualified stock options to each outside director of NuMED who is not an employee and to each advisory board member who is a professional representing each medical area in which NuMED provides services. Each option has an exercise price equal to the fair market value of the Common Stock on the date of grant, and options vest over a three year period with one third vesting on each anniversary date of the grant. Currently, NuMED has approximately 28 outside advisory board members and 5 outside directors. Advisory Board Members who refer clients to NuMED are not permitted to participate in the plan. The first date of grant was July 1, 1994 and options to purchase 48,240 shares of Common Stock were granted to outside directors and 19,880 options were granted for eligible Advisory Board Members in both fiscal 1996 and 1995. On July 1, 1996, 60,300 options to purchase were granted to outside directors and 18,460 options were granted to Advisory Board Members. As of March 31, 1997, 22,716 options have vested.

   401(K) Plan
   Effective September 1, 1995, NuMED sponsors a 401(k) plan. Regular full-time or part-time employees (excluding those who have not completed a ninety day orientation period and those who work less than 500 hours per year) are eligible to participate in the plan. NuMED may contribute to the plan on a discretionary basis. There is a one-year service requirement for participation in the employer discretionary matching contribution and a two-year cliff vesting requirement for each discretionary employer contribution. NuMED did not contribute to the plan during 1997 or 1996.

   Warrants

   During fiscal 1997, warrants for the purchase of 810,000 common shares were issued to two officers of the Company, resulting from an amendment to their employment agreements. These warrants are exercisable at $2.75 and forfeited if not exercised during the terms of the employment agreements.

   The fair value for the above options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for all options and warrants granted in 1997 and 1996:

                                              1997                 1996
   Risk-free interest rate                    6.36%                6.38%
   Expected life of option                   3 years              3 years
   Expected dividend yield of stock           0.00%                0.00%
   Expected volatility of stock               0.891                0.830

   The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The amounts below represent the pro forma information calculated through the use of the Black-Scholes model. For purposes of pro forma disclosures, the estimated fair value of the options and warrants is amortized to expense over the options' vesting period.

                                                1997                1996
   Pro forma net income                    $(2,494,000)           $10,000

   Pro forma earnings per share               $(.50)              $(.00)

   Due to the required phase-in provisions, the effects of applying SFAS No. 123 to arrive at the above pro forma amounts are not representative of the expected effects on pro forma net income or earnings per share in future years.


   A summary of the Company's stock option activity, and related information for the years ended December 31, 1997and 1996 is shown in the following table in accordance with SFAS No. 123 beginning in 1996:

                                                                          1997                            1996

                                                                                Weighted-                      Weighted-
                                                                                 Average                        Average
                                                                Optioned        Exercise       Optioned        Exercise
                                                                 Shares           Price         Shares           Price

    Outstanding beginning of year                             1,194,120          $3.28        688,120            $4.49
    Granted - Market price equals exercise price                218,760           2.64        520,120             1.72
    Granted - Market price is greater than exercise price             -              -         10,000             1.70
    Granted - Market price is less than exercise price          850,000           2.74         50,000             1.34
    Exercised                                                   (20,000)          1.46              -                -
    Canceled                                                    (74,840)          2.08        (74,120)            2.08
                                                              ---------          -----      ---------            -----
    Outstanding at end of year                                2,168,040          $3.06      1,194,120            $3.28
                                                              =========                     =========            =====
    Exercisable at end of year                                2,034,666          $3.09        838,696            $3.73

    Weighted-average fair value of options granted during
     year -
       Market price equals exercise price                         $1.46                         $1.01
       Market price is greater than exercise price                    -                         $1.25
       Market price is less than exercise price                   $0.72                         $0.63

    Reserved for future grants                                  340,000                       488,000
                                                                -------         -----------------------------------------



   Exercise prices for optioned shares outstanding as of March 31, 1997 ranged from $1.22 to $5.17. A summary of these options by range of exercise prices is shown as follows:


                                                Outstanding                   Exercisable

                                          Optioned      Weighted-      Optioned       Weighted-    Weighted-Average
                                           Shares        Average        Shares         Average        Remaining
                                                         Exercise                     Exercise       Contractual
        Range of Exercise Prices                          Price                         Price        Life (years)

                              <$2.00        264,640          $1.29       228,222           $1.27         3.25
                       $2.00 - $2.99      1,230,000           2.60     1,230,000            2.60         4.00
                       $3.00 - $3.99        193,400           3.26        96,444            3.35         3.48
                       $4.00 - $4.99              -              -             -               -          -
                              >$5.00        480,000           5.14       480,000            5.14         2.86
                                          ---------          -----     ---------           -----         ----
                                          2,168,040          $3.06     2,034,666           $3.09         3.61
                                          =========          =====     =========           =====         ====


   H.  Commitments and Contingencies

   Professional Liability Insurance
   NuMED carries professional liability insurance for $1,000,000 per occurrence and aggregate claims up to $3,000,000 per year for its Home Health division and $2,000,000 per occurrence and aggregate claims up to $4,000,000 per year for its Rehabilitation division.. The Company has no pending malpractice claims.

   Employee Group Insurance
   NuMED is partially self-insured for its employee health insurance. The Company has accrued its best estimate of self-insured liabilities, including incurred but not reported claims. NuMED is responsible for individual employee claims up to $35,000 and aggregate claims up to a certain pre-determined amount annually based upon plan participation.

   Litigation
   On January 31, 1996, a class action suit was filed in the United States District Court for the Middle District of Florida, Tampa Division against NuMED Home Health Care., A.T. Brod & Co. and a principal shareholder. The plaintiff alleges that failure to disclose the net capital position of A.T. Brod & Co., Inc. caused the disclosure in the Company's prospectus dated February 8, 1995, to be materially misleading. In response to the complaint, the Company filed its answer and a corresponding motion to dismiss. On July 25, 1996, the United States District Court for the Middle District of Florida, Tampa Division, granted the Company's motion dismissing the complaint in its entirety. In response, the Plaintiff filed a subsequent motion to alter or amend the judgment granting the Company's motion to dismiss. The Court has not yet ruled on this motion. Management believes that the action is frivolous and without merit and intends to vigorously contest any restated allegations.

   Lease Commitments
   The Company leases its office space and equipment under various operating leases. Rent expense for the years ended March 31, 1997 and 1996 was approximately $532,000 and $392,000, respectively. Future lease commitments are as follows:

                                 1998            340,108
                                 1999            167,206
                                 2000             64,750
                                 2001             13,212
                                 2002              2,514
                           Thereafter                  0


   I.  Related Party Transactions

   Several lease agreements were entered into by the Company with Bancapital Corporation (Bancapital), which is owned and controlled by a principal shareholder of NuMED. The agreements provide that Bancapital will furnish certain office furniture and equipment in return for lease payments. Management believes these payments are reasonable and customary for the equipment provided. NuMED leased the office furniture and equipment from Bancapital for a total cost of $28,000 in 1997 and $32,000 in 1996.

   Bancapital entered into a contract for the lease of one of NuMED's offices. The lease is guaranteed by a principal shareholder of NuMED. NuMED paid the office lease directly. This arrangement was terminated March 31, 1997.

   J.   Other contractual settlement

   The Rehabilitation division's largest customer is currently undergoing a routine Medicare audit of its cost report. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, has concluded that the cost of certain professional contract therapy services provided by the Company exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit has applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

   The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs of $899,000 and has recorded an estimated aggregate reserve. The estimated settlement for the first year of the contract which is currently being audited is approximately $197,000. The estimated settlement for the second year of the contract which is still unaudited is approximately $702,000.

   The Company is optimistic that some or all of the disallowed costs will be recovered in the appeal process. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996.

   K.  Income Taxes

   The provision for income taxes consists of the following:


                                      1997          1996
   Federal:

     Current                       $(171,313)      $26,236

     Deferred                       (604,998)       27,981
                                    --------       -------
                                    (776,311)       54,217

   State and local                         0        15,686
                                    --------      --------
   Total                           $(776,311)      $69,903
                                    ========      ========



   Deferred taxes reflect the impact of temporary differences between the financial statements and tax bases of assets and liabilities, primarily relating to accrued expenses and net operating losses.

   The components of deferred tax assets and liabilities are as follows:


                                             1997          1996
    Deferred tax assets:
    Net operating loss carry forward      $19,825            $0
    Accounts receivable reserves          576,471         8,471
    Accrued expenses                       67,726        57,457
    Depreciation and amortization             305        (5,119)
    Other                                   1,480             0
                                         --------      --------
                                          665,807        60,809
    Deferred tax liabilities                    0             0
                                         --------      --------
    Net deferred tax assets              $665,807       $60,809
                                         ========      ========
   Current deferred tax assets            144,197        60,809
   Long-term deferred tax assets          521,610             0
                                         --------      --------
   Net deferred tax assets               $665,807       $60,809
                                         ========      ========



   A reconciliation to the effective income tax rate to the federal statutory rate follows:
                                            1997        1996

   Tax at statutory rate                   (34%)       34%
   Amortization of excess purchase price      2         20
   Nondeductible expenses                     1          6
   State and local taxes-net of federal       0          3
     benefit
   Other, net                                 2         (4)
   Benefit of net operating loss carry       19         (7)
     forward
   Prior years tax adjustment                 0        (13)
                                           ----       ----
                                           (10%)       39%
                                           ====       ====

   The Company has a net operating loss carry forward, net of carry backs, of approximately $1,593,000 which will be available to offset future taxable income through fiscal 2012.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None

                                    PART III

   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The following table sets forth certain information with respect to the directors and executive officers of the Company.

   Name                 Age     Position with Company
   Jugal K. Taneja      53      Chairman of the Board, Chief Executive
                                Officer and Director
   Susan J. Carmichael  49      President and Director
   Robert P. Ottman     54      Director
   Thomas V. Chema      49      Director
   Judi M. Kelly        41      Director

       Each director holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified. During Fiscal 1996, James P. Witherington and Dr. Nayan S. Shah resigned their positions as members of the Board of Directors. During fiscal year 1997, Michael J. Diroff and Mark E. Rowland resigned their positions as members of the Board of Directors. Pursuant to the Company's Regulations, a majority of the Directors elected Judi M. Kelly to fill the vacancy created by Mr. Witherington's resignation.

       Pursuant to Article X of the Company's By-Laws, on January 20, 1996, the Board of Directors amended the By-Laws to classify the members of the Board of Directors into three groups of not less than two nor more than three Directors each, with terms expiring in alternate years. As a result, the term of office of Messrs. Diroff and Rowland expire at the 1996 Annual Meeting of Shareholders, the term of office of Mr. Chema and Ms. Kelly expire at the 1997 Annual Meeting of Shareholders, and the term of office of Ms. Carmichael and Messrs. Taneja and Ottman expire at the 1998 Annual Meeting of Shareholders. At present there are two vacancies.

       Jugal K. Taneja has been Chairman of the Board, Chief Executive Officer and a Director of the Company since October 1991. Mr. Taneja also serves as a director, and as Chief Executive Officer and Secretary of National Diagnostics, Inc. Mr. Taneja also served as a director and the Chief Executive Officer of NuWave Health Care Products, Inc. the parent company of DRx, Inc., and the Chief Executive Officer of DRx, Inc. Prior to his association with the Company, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank from 1979 to 1983.

       Susan J. Carmichael has served as a Director of the Company since October 1991 and as President of the Company since September 1993. She has held the position of President of Whole Person in PA and PA Medical Concepts (companies acquired by the Company in 1991) since 1985 and is responsible for the Company's overall operation and expansion. Ms. Carmichael also serves on the President's Council; American Lung Association. Ms. Carmichael previously served on the Erie County, Pennsylvania Mental Health and Mental Retardation Board by appointment of the Erie County Executive. Ms. Carmichael is a Doctoral Candidate at Pennsylvania State University.

       Robert P. Ottman has served as a Director of the Company since 1991. Mr. Ottman formed R. Ottman & Co. in 1989, a strategic management consulting firm. Prior to forming R. Ottman & Co., Mr. Ottman held six positions each of increasing responsibility over the five years of his employment at AMSCO. Mr. Ottman currently serves as Executive Vice President of Champion Bolt Corporation, Erie, Pennsylvania.

       Thomas V. Chema has been a Director of the Company since April 1994. Mr. Chema is a partner with the law firm Arter & Hadden, Cleveland, Ohio
   from 1979 to 1983 and since 1989.   He also currently serves as the
   President of Gateway Consultants Group, Inc. assembly facility construction and development. Mr. Chema is also the President of IMN, Inc. which is engaged in the fiber optics business. He previously served as Executive Director of the Ohio Lottery Commission and the Public Utilities Commission at various times between 1983 and 1989. He also served as Executive Director of the Gateway Economic Development Corporation of Greater Cleveland, which managed the financing and construction of the Jacobs Field and Gund Arena sporting venues.

       Judi M. Kelly has been a practicing healthcare professional for the past 18 years. Prior to forming her consulting business in July, 1990, Ms. Kelly was engaged in public accounting as a Certified Public Accountant. Ms. Kelly has worked for Aetna Life & Casualty, where she managed audits of hospitals, nursing homes and home health agencies, and Hospital Corporation of America. Ms. Kelly has also held the position of Assistant Director of Finance at Orlando Regional Medical Center and in 1990 was appointed to the editorial board of The Reimbursement Advisor, a national healthcare publication.

   Board Committees

       The Board of Directors has established standing Audit, Compensation, Capital, Executive and Nominating Committees. In addition, the Company has three committees to administer each of the Company's stock plans described below. See "Executive Compensation-Stock Plans."

       The Audit Committee recommends the engagement, continuation and discharge of the Company's independent auditors, reviews the scope and timing of the audit of the Company's financial statements, approves the fee arrangement with the Company's independent auditors, reviews the Company's financial statements and the independent auditors' report, reviews the activities and recommendations of the Company's independent auditors, considers recommendations made by the Company's independent auditors regarding the Company's internal control structure, and reviews the Company's internal accounting procedures and controls with the Company's financial and accounting staff. The members of the Audit Committee are Messrs. Chema and Ottman, and Kelly.

       The Compensation Committee establishes the Company's executive compensation policy, including the recommendation of compensation arrangements for the Company's executive officers and directors. The members of the Compensation Committee are Messrs. Chema, Ottman and Ms. Kelly.

       The Capital Committee reviews and oversees the Company's investment policy. The members of the Capital Committee are Ms. Carmichael and Messrs. Ottman and Taneja.

       The Executive Committee consists of Ms. Carmichael, Ms. Kelly and Mr. Taneja and the Nominating Committee consists of Messrs. Taneja, Ottman and Chema.

       The Outside Director and Advisory Board Member Stock Option Plan Administration Committee consists of Messrs. Taneja and Ms. Carmichael. The 1994 Employee Stock Option Plan Administration Committee consists of Messrs. Ottman and Rowland. The Employee Stock Purchase Plan Administration Committee consists of Messrs. Taneja, Chema and Diroff. (Mr. Diroff resigned and created a vacancy.)

       Pursuant to a special resolution of the Board of Directors on March 1, 1996, a special committee of the Board of Directors consisting of Ms. Carmichael and Mr. Ottman (the "Litigation Committee") was formed to oversee the case of Robin Fernhoff v. NuMED Home Health Care, Inc., Jugal
   K. Taneja and A.T. Brod & Co., Inc. (the "Class Action"). The committee monitors the Class Action in consultation with the Company's General Counsel and outside legal counsel and periodically reports any developments in the Class Action to the full Board.

       Pursuant to a special resolution of the Board of Directors on March
   8, 1996, an independent committee of outside directors, consisting of Thomas V. Chema, Robert P. Ottman and Judi M. Kelly (the "Acquisition Committee") was appointed to proceed with discussions concerning the proposal of CCF Ventures, Inc. to purchase a controlling portion of the outstanding common shares of the Company and assess the benefits and disadvantages of proceeding with such an acquisition. The Acquisition Committee periodically reports to the full Board of Directors all material developments in the discussions.

   Other Key Employees

       Peggy A. Loesch, RN, BSN age 45, has been recently appointed as Vice President-Operations. For the last eight years, she has served as Clinical Director of Whole Person in PA and PA Medical Concepts and she has also served as the Administrator of these operations since September 1993. Ms. Loesch's duties include responsibility for all of the Company's clinical operations and obtaining accreditation from the Joint Commission on Accreditation of Healthcare Organizations.

       Allan H. Cheiken, 53, is the Executive Vice-President of and oversees the operations of NuMED Rehabilitation. Prior to the April 1995 acquisition of the assets of Care Management Services, Inc. and North American Rehabilitation, Inc., Mr. Cheiken was the President and Chief Executive Officer of Rehab America, Inc. and its wholly-owned subsidiaries.

   ITEM 10.  EXECUTIVE COMPENSATION.

   Executive Compensation

       The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and the President. No other executive officer of Company earned salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1997.


                           Summary Compensation Table

                                                                  Number of
    Name and                                           Other        Shares
    Principal          Fiscal                          Annual    Underlying
    Position            Year     Salary    Bonus    Compensation   Options

   Jugal K. Taneja     1997   $160,000    $17,877   $30,000(1)     640,000
   Chairman of the
    Board and Chief    1996    160,000    120,467    30,000(1)     120,000
    Executive Officer  1995     60,000        ---     2,900(2)        ----

   Susan J. Carmichael 1997    130,000     16,677    44,042(3)(4)  350,000(5)
   President and
    Director           1996    130,000     99,348         ---       80,000(5)
                       1995     96,000        ---     2,600(2)         ---


   (1) Represents meal and lodging expenses of $2,000 per month paid to Mr. Taneja while located in Florida and a monthly automobile allowance of $500.
   (2) Represents Director's fees paid during Fiscal 1995.
   (3) Represents accumulated vacation of $38,042 paid during fiscal year
       1997.
   (4) Represents lodging expenses of $500 per month paid to Ms. Carmichael
   (5) Includes 540,000 warrants issued to Mr. Taneja and 270,000 warrants issued to Ms. Carmichael issued for certain terms of employment agreement. See details under Employment Agreements.

       The following table sets forth information with respect to options granted during the Fiscal Year Ended March 31, 1997 to executive officers named in the Summary Compensation Table.

                     Option Granted During Fiscal Year 1997

                           Number
                       of Securities    Percent
                         Underlying      Total       Exercise
                          Options       Options       Price      Expiration
                          Granted       Granted     Per Share       Date

   Jugal K. Taneja         40,000          3.7%       $2.61        4/1/2001
                           60,000          5.6%       $2.37        4/1/2001
                          540,000         50.5%       $2.75   no expiration

   Susan J. Carmichael     40,000          3.7%       $2.61        4/1/2001
                           40,000          3.7%       $2.37        4/1/2001
                          270,000         25.3%       $2.75   no expiration

       The following table sets forth information with respect to the year-end value of unexercised options held by the executive officers named in the Summary Compensation Table. There were no stock option exercises by such executive officers during fiscal 1997 and all unexercised options held at fiscal year end are currently exercisable.

                             Year-End Option Values

                              Number of Shares        Value of
                                 Underlying         Unexercised
                            Unexercised Options In-the Money Options
                             at March 31, 1997    at March 31, 1997

   Jugal K. Taneja                920,000                    $0
   Susan J. Carmichael            450,000                 2,400


   Director Compensation

       Effective April 18, 1995, each outside director of the Company receives $500, plus reimbursement for actual travel expenses, for each board meeting and $100 for each committee meeting attended, if held on the same day as a board meeting, or $250 for each committee meeting, if held on a day other than the date of a board meeting. Outside directors receive a minimum of $3,000 annually if five meetings are attended. Directors who are also employees of the Company receive no fees for meetings attended. Additionally, outside directors receive options to purchase Common Stock under the Outside Director and Advisory Board Member Stock Option Plan, and directors of the Company who are executive officers have previously received, and may receive in the future additional options. See "Stock Plans." Directors who are members of the Acquisition Committee will receive $2,500 in addition to their regular directors' fees.

   Employment Agreements

       On September 1, 1995, the Company entered into employment agreements with Jugal K. Taneja, Chief Executive Officer and Susan J. Carmichael, President, for three-year terms. The employment agreements are substantially similar providing Mr. Taneja with an annual base salary of $160,000 and Ms. Carmichael with an annual base salary of $130,000. In addition, each is entitled to annual increases by an amount determined by the annual increase in the Consumer Price Index for Urban Wage Earners and Clerical Workers, U.S. City Average. As additional compensation, both Mr. Taneja and Ms. Carmichael receive quarterly bonuses equal to the aggregate of (i) five percent (5%) of the increase in the Company's income before federal and state income taxes plus (ii) Two and one-half percent (2.5%) of the increase in the current quarterly revenues. The increase for each component of the bonus is calculated as that amount exceeding a "base" revenue equal to the annual audited revenues of the Company for the prior fiscal year divided by four. This bonus is payable to Mr. Taneja and Ms. Carmichael no later than the due date for filing the quarterly or annual reports to the Securities and Exchange Commission for each respective quarter or fiscal year end, which is 45 and 90 days, respectively, following the end of a quarter or fiscal year. In addition, both Mr. Taneja and Ms. Carmichael are entitled to vacations, health care benefits, fringe benefits and reimbursement of reasonable out-of-pocket expenses.

       Each of Mr. Taneja's and Ms. Carmichael's agreement provides that if they are terminated without just cause during the first two years of the employment contract, each of them is entitled to receive their base salary through the end of the then applicable term of their individual agreement, any bonus payable to the executive and a severance benefit equal to two
   (2) times his or her annual base salary, as applicable. If the Company terminates either contract at any time during the third year or first one-year renewal or option period following the initial 3 year term, the executive is entitled to receive severance pay equal to his or her annual base salary. As of 9/30/96, section 7.7 of their employment agreements, "if the executive is terminated without just cause, or his or her duties are reduced such that his or her position is ineffective in directing the business or operations of the Company, each executive has the right to put all securities of the Company owned by the executive and the executive's affiliates to the Company at a per share price calculated at the greater of (i) $6.00 per share, (ii) the average of the current bid and ask price,
   (iii) book value per share, or (iv) the appraised value per share, and the Company is required to purchase all such securities for the applicable price" was deleted. In consideration for elimination of that section Ms. Carmichael received 270,000 warrants for the company's stock; Mr. Taneja received 540,000 warrants for the Company's stock on the following terms:
   Any warrant outstanding and unexercised when the term of the Employment Agreement, or any extension thereof, concludes, is forfeited and the executive has no rights thereto. In addition, Mr. Taneja's employment agreement provides that if he is terminated, the Company is required to immediately repay all debt that he negotiated and placed with lending institutions, specifically that debt guaranteed by him. In addition, the Company is required to repay all debt and obligations of the Company owed to Bancapital Corporation or any affiliate of Bancapital. If the executive terminates his or her employment agreement, the executive is entitled to receive his or her base salary and a pro rata amount of the bonus and fringe benefits, including vacation, through the date of such termination.

       In the event that 50% of the common stock of the Company is acquired by a party and/or affiliates other than Jugal K. Taneja or his affiliates ("Triggering Event") and Mr. Taneja or Ms. Carmichael are terminated at any time during the term of his or her Agreement, the terminated executive is entitled to receive an amount equal to three times his or her then current annual base salary.

       Both employment agreements contain nondisclosure, non-solicitation and non-competition provisions applicable for a period of 2 years following the executive's departure from the Company. In addition, upon the occurrence of a Triggering Event and the termination of the executive's employment agreement, the Company is required to pay in addition to any other amounts payable to the executive pursuant to other provisions of the agreement, a fee equal to Mr. Taneja's or Ms. Carmichael's then current salary, as applicable, for a ninety day covenant not to compete. The Company and the executive are then required to negotiate a contract providing for payment to the executive of his or her then current annual base salary for each year that executive agrees not to compete with the Company. If the Company desires not to negotiate a formal contract at such time, Mr. Taneja and Ms. Carmichael are entitled to receive an amount equal to his or her then current salary.

   Stock Plans

       The Company maintains three stock plans (the "Plans") to attract, motivate and retain key employees and outside directors of the Company. The Plans have been adopted by the Company's Board of Directors and were approved by the shareholders of the Company at the Company's 1994 Annual Meeting of Stockholders. Prior to the adoption and approval of the Plans, the Company granted options to purchase in the aggregate 220,000 shares of Common Stock to certain executive officers and directors of the Company at exercise prices ranging from $2.188 per share to $5.00 per share. 20,000 options have been cancelled. The following is a brief discussion of each of the Plans. In connection with the Offering, the Company agreed that it may not grant options in excess of 15% of the issued and outstanding shares of Common Stock until February 8, 1996 in the absence of shareholder approval.

       1994 Employee Stock Option Plan. The Company's 1994 Employee Stock Option Plan (the "1994 Plan") provides for the grant of incentive stock options and non-qualified stock options to purchase up to 750,000 shares of Common Stock. Each option will have an exercise price equal to the fair market value of the Common Stock on the date of grant, except for grants of incentive stock options to beneficial owners of 10% or more of the Common Stock, which will contain an exercise price equal to 110% of fair market value on the date of grant. Individuals eligible to participate in the 1994 Plan are employees and officers of the Company and its subsidiaries. Options to purchase 180,000 and 392,000 were issues in fiscal 1997 and 1996 respectively. 20,000 options were exercised and 12,000 were cancelled during fiscal 1997.

       Outside Director and Advisory Board Member Stock Option Plan. The Company's Outside Director and Advisory Board Member Stock Option Plan (the "D&A Plan") provides for an annual grant, subject to anti-dilution provisions, of 12,060 non-qualified stock options to each "eligible" director (directors of the Company who are not employees) and 710 non-qualified stock options to each "eligible" advisory board member (professionals representing each medical area in which the Company provides services). Each option shall have an exercise price equal to the fair market value of the Common Stock on the date of grant, and options vest over a period of 3 years with one-third vesting on each anniversary date of the grant. Options were granted to purchase shares of common stock of 78,760 and 68,120 in fiscal 1997 and 1996 respectively. This is subject to the Company's review of each recipient's referral practices.

       Employee Stock Purchase Plan. The Company's Employee Stock Purchase Plan (the "ESP Plan") permits employees employed on a regular full-time or part-time basis (excluding those who work less than 20 hours per week, those who have not completed a ninety day orientation period and those employees who own 5% or more of the Common Stock) to purchase Common Stock at 85% of the fair market value of the Common Stock up to a maximum of 15% of his or her total annual compensation. The number of shares of Common Stock that may be sold pursuant to the ESP Plan shall not exceed 250,000 shares in any one year. Additionally, no employee individually may purchase more than $25,000 worth of Common Stock in any one year. Approximately 60,000 shares were issued pursuant to the ESP Plan in fiscal 1997.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 3, 1996 with respect to:
   (i) each of the Company's directors and the executive officers named in the Summary Compensation Table; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.


                                                  Shares Beneficially Owned
   Beneficial Owner                             Number               Percent

   Jugal K. Taneja(1) (8)  . . . . . . . . . 1,615,864                27.0%
   5770 Roosevelt Boulevard, Suite 700
   Clearwater, Florida  34620

   Susan J. Carmichael(2) (7)  . . . . . . . . 504,677                 9.4%
   5770 Roosevelt Boulevard, Suite 700
   Clearwater, Florida  34620

   Robert P. Ottman (3) (4)  . . . . . . . . .  44,306                    *
   1926 Peach Street
   Erie, Pennsylvania  16502

   Thomas V. Chema (3) . . . . . . . . . . . .  29,120                    *
   1100 Huntington Building
   925 Euclid Avenue
   Cleveland, Ohio 44115

   Judi M. Kelly (3) . . . . . . . . . . . . .  27,060                    *
   P.O. Box 66413
   St. Petersburg Beach, Florida 33736

   Turkey Vulture Fund XIII Limited  . . . . . 485,000                 9.8%
   7001 Center Street
   Mentor, Ohio  44060

   Executive Officers and Directors
    as a Group (7 Persons) (6) . . . . . . . 2,221,027                38.4%


       * Less than one percent.

   (1) Includes beneficial ownership of (i) 169,880 shares of Common Stock owned by First Delhi Trust, a trust for Mr. Taneja's children over which he exercises voting rights, and (ii) 280,000 shares issuable under currently exercisable stock options. Excludes 209,820 shares beneficially owned by his wife, Manju Taneja, as to which Mr. Taneja exercises no voting or disposition rights. Excludes 100,000 shares issuable under stock options granted on April 1, 1996 pursuant to the 1994 Employee Stock Option Plan that are not yet exercisable.

   (2) Includes 100,000 shares issuable under currently exercisable stock options and 7,065 shares held by Patrick Carmichael, Ms.
         Carmichael's spouse. Excludes 80,000 shares issuable under stock options granted on April 1, 1996 pursuant to the 1994 Employee Stock Option Plan that are not yet exercisable.

   (3) Includes shares issuable under 12,060 currently exercisable stock options granted to each of Messrs. Ottman, Chema and Diroff pursuant to the Outside Director and Advisory Board Member Stock Option Plan.

   (4) Includes 10,000 shares issuable under currently exercisable common stock purchase warrants.

   (5) Includes 10,000 shares issuable under currently exercisable stock options.

   (6) Includes 446,180 shares issuable under common stock purchase warrants and/or stock options that are currently exercisable or will become exercisable on or before July 1, 1996.

   (7) Includes 270,000 warrants issued for modification of employment agreement.

   (8) Includes 540,000 warrants issued for modification of employment agreement.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Pursuant to the terms of the Underwriting Agreement entered into between the Company and A. T. Brod, Brod received in connection with the Offering various fees, commissions and underwriting discounts totalling approximately $1.3 million. The Company granted Brod an option to purchase 100,000 units to the underwriters. The exercise price of the units purchased pursuant to the option is $11.96 per unit. In April of 1997 the Company exchanged one share of common stock for each unit.

       During fiscal 1997 and 1996, the Company leased certain office furniture and equipment from Bancapital for a total cost of $26,000 and 32,000 respectively. Bancapital also holds the lease for the Company's Cleveland financial office. The lease was terminated 3/31/97.

       All material affiliated transactions will be made or entered into on terms no less favorable to the Company than those that can be obtained from unaffiliated third parties, and all material affiliated transactions must be approved by a majority of the independent outside members of the Board of Directors of the Company who do not have an interest in the transactions.


                                     PART VI

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  Exhibits

       The following exhibits are filed with this report:

   Sequential
   Exhibit Number          Description of Document                  Page #

   2.1         Asset Purchase Agreement by and between NuMED Home
               Health Care, Inc., Care Management Services, Inc.,
               North American Rehabilitation Services, Inc. and Rehab America, Inc, dated November 3, 1994.(7)

   2.2 First Amendment to Asset Purchase Agreement by and among NuMED Home Health Care, Inc., Care Management Services, Inc., North American Rehabilitation
               Services, Inc. and Rehab America, Inc. dated April 4,
               1995.(9)

   2.3         Stock Purchase Agreement by and between NuMED Home
               Health Care, Inc., Parke Home Health Care, Inc.,
               Pamela Metz and William Shannon, dated April 8,
               1996.(7)

   3.1         Articles of Incorporation of Stowaway, Inc. (n/k/a
               NuMED Home Health Care, Inc.) dated October 13,
               1987.(2)

   3.2 Certificate of Amendment to Articles of Incorporation of NuMED Home Health Care, Inc. dated February 12,
               1993.(3)

   3.3 Certificate of Amendment to Articles of Incorporation of NuMED Home Health Care, Inc. dated April 29,
               1994.(7)

   3.4         Bylaws of NuMED Home Health Care, Inc.(2)

   4.1         Specimen Certificate for Common Stock.(2)

   4.2         [Intentionally omitted]

   4.3         Specimen Certificate for Warrant.(7)

   4.4         Warrant Agreement.(7)

   4.5         Underwriter's Unit Purchase Option.(7)

   10.1        Technology Transfer Agreement between NuMED
               Technologies, Inc. and the Cleveland Clinic
               Foundation, dated August 21, 1991.(4)

   10.2        Technology Transfer Agreement between NuMED
               Technologies, Inc. and Dr. Amin El Mallawany dated
               February 11, 1992.(4)

   10.3        Non-Competition, Non-Diversion and Confidentiality
               Agreement by and among NuMED Home Health Care,
               Inc., Silver Moves, Inc. and Debra and James
               Amrhein dated as of August 17, 1992.(2)

   10.4        Consulting Agreement between Debra Amrhein and
               NuMED Home Health Care, Inc. dated August 17,
               1992.(2)

   10.5 Promissory Note in the principal amount of $700,000 made by NuMED Home Health Care, Inc. in favor of Debra and James Amrhein dated August 17,
               1992.(2)

   10.6        Stock Pledge Agreement by and between NuMED Home
               Health Care, Inc. and Debra and James Amrhein dated August 17, 1992.(2)

   10.7        Stock Power by NuMED Home Health Care, Inc. to
               Debra and James Amrhein dated August 17, 1992.(2)

   10.8        Non-Competition, Non-Diversion and Confidentiality
               Agreement by and between Silver Moves, Inc. and Alice D. Holland dated as of September 28,
               1992.(2)

   10.9        Consulting Agreement by and between Silver Moves,
               Inc. and Alice D. Holland dated September 28,
               1992.(2)

   10.10 Guarantee by NuMED Home Health Care, Inc. in favor of Alice D. Holland dated September 28, 1992.(2)

   10.11       Management Services Agreement between Bancapital
               Corporation and NuMED Home Health Care, Inc. and
               Subsidiaries dated March 30, 1992.(2)

   10.12       Employment Agreement between NuMED Home Health
               Care, Inc. and Michael J. Diroff dated January 1,
               1993.(5)

   10.13       Employment Agreement between NuMED Home Health
               Care, Inc. and Susan J. Carmichael, dated
               September 1, 1992.(5)

   10.14       Technology Transfer Agreement between NuMED Home
               Health Care, Inc. and the Cleveland Clinic
               Foundation dated February 1, 1993.(5)

   10.15       Professional Services Agreement between Bancapital
               Corporation and NuMED (Home Health Care Division) dated January 1, 1993.(5)

   10.16       Professional Services Agreement between Bancapital
               Corporation and NuMED (Surgical/Medical Products
               Division) dated January 1, 1993.(5)

   10.17       Stock Purchase Agreement between NuMED Home Health
               Care, Inc. and Kenneth M. Dobrow dated January 31,
               1993.(5)

   10.18       Addendum to Stock Purchase Agreement between NuMED
               Home Health Care, Inc. and Kenneth M. Dobrow dated
               May 10, 1993.(5)

   10.19 Agreement and Plan of Merger with Advanced Systems and Management, Inc., Countryside Health Services,
               Inc. and L. David Detweiler dated May 28, 1993.(3)

   10.20       Stock Purchase and Exchange Agreement between
               NuMED Home Health Care, Inc. and Providence Health
               Care, Inc. dated September 10, 1993.(1)

   10.21       Plan and Agreement of Merger by and among NuMED
               Technologies, Inc., Hi-Tech Exchange, Inc. and
               NuMED Home Health Care, Inc. dated December 31,
               1992.(2)

   10.22       Employment Agreement between NuMED Home Health
               Care, Inc. and Jugal K. Taneja, dated November 11,
               1993.(3)

   10.23       Employment Agreement between NuMED Home Health
               Care, Inc. and Susan J. Carmichael, dated November
               11, 1993.(3)

   10.24       Employment Agreement Between NuMED Home Health
               Care, Inc. and James P. Witherington, dated
               November 11, 1993.(3)

   10.25       Rescission Agreement between NuMED Home Health
               Care, Inc. and Providence Health Care, Inc. dated
               December 31, 1993.(6)

   10.26 Mutual Release and Settlement Agreement by and among NuMED Home Health Care, Inc., Providence
               Health Care, Inc., Commonwealth Associates, Inc., and others, dated December 31, 1993.(6)

   10.27 Amended, Consolidated and Restated Bill of Sale and Assignment and Assumption Agreement by and among NuMED Home Health Care, Inc., NuMED
               Technologies, Inc. and NuMED Surgical, Inc. dated
               April 15, 1994.(3)

   10.28       NuMED Home Health Care, Inc. Outside Director and
               Advisory Board Member Stock Option Plan. (Filed as
               Exhibit No. 99(a) to registration statement on Form S-8, File No. 33-90966).(8)

   10.29       NuMED Home Health Care, Inc. 1994 Employee Stock
               Option Plan. (Filed as Exhibit No. 99(b) to registration statement on Form S-8, File No. 33-
               90966).(8)

   10.30       NuMED Home Health Care, Inc. Employee Stock
               Purchase Plan. (Filed as Exhibit No. 99(c) to registration statement on Form S-8, File No. 33-
               90966).(8)

   10.31       Letter Agreement by and between NuMED Home Health
               Care, Inc. and A.T. Brod & Co., Inc. dated June 7,
               1993.(7)

   10.32 Employment and Non-Competition Agreement by and between NuMED Home Health Care, Inc. and Allan
               Cheiken dated April 4, 1995. (10)

   10.33       Financial Consulting Agreement by and between
               NuMED Home Health Care, Inc. and A.T. Brod & Co.,
               Inc.(7)

   10.34       Employment Agreement between NuMED Home Health
               Care, Inc. and Jugal K. Taneja, dated September 1,
               1996.(11)

   10.35       Employment Agreement between NuMED Home Health
               Care, Inc. and Susan J. Carmichael, dated
               September 1, 1996.(11)

   10.36 Employment and Non-Competition Agreement by and between NuMED Home Health Care, Inc. and Allan
               Cheiken dated April 4, 1996.

   10.37 Employment and Non-Competition Agreement by and between Parke Home Health Care, Inc. and Pamela
               Metz dated April 8, 1996.

   10.38 Amendments to employment agreement dated 9/1/96 between NuMED and Susan J. Carmichael.

   10.39 Amendments to employment agreement dated 9/1/96 between NuMED and Jugal K. Taneja.

   21          Subsidiaries of NuMED Home Health Care, Inc.

   23 ##       Consent of Ernst & Young LLP.



   ##  Filed herewith

   (1) Incorporated by reference to the Company's Schedule 13D filed September 20, 1993.

   (2) Incorporated by reference to the Company's registration statement on Form S-4, File No. 33-53218

   (3) Incorporated by reference to NuMED Surgical, Inc.'s registration statement on Form 10SB, File No. 0-24362

   (4) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended March 31, 1992.

   (5) Incorporated by reference to the Company' form 10-KSB for the fiscal year ended March 31, 1993.

   (6)    Incorporated by reference to the Company's Amendment No. 2 to
          Schedule 13D filed on January 5, 1994.

   (7) Incorporated by reference to the Company's registration statement on Form SB-2, File No. 33-86122.

   (8) Incorporated by reference to the Company's registration statement on Form S-8, File No. 33-90966.

   (9) Incorporated by reference to the Company's report on Form 8-K dated filed on May 5, 1995.

   (10) Incorporated by reference to the Company's form 10-KSB for the fiscal year ended March 31, 1995.

   (11) Incorporated by reference to the Company's form 10-QSB for the quarter ended September 30, 1995.

   (12) Incorporated by reference to the Company's form 10-QSB for the quarter ended September 30 1996 - Jugal K. Taneja

   (13) Incorporated by reference to the Company's form 10-QSB for the quarter ended Setpember 30, 1996 - Susan J. Carmichael

   (b) Reports on Form 8-K.

          The Company filed a report on Form 8-K dated May 5, 1995 in connection with the consummation of the purchase of certain assets of Rehab America, Inc. by NuMED Rehabilitation on April 4, 1995. The following financial statements were filed with the report:

          (A) NuMED Home Health Care, Inc. and Subsidiaries Unaudited Pro Forma Condensed Combined Financial Statements:
               (i) Unaudited Pro Forma Condensed Combined Balance Sheet as of December 31, 1994.
               (ii) Unaudited Pro Forma Condensed Combined Statement of Income for the Nine Months Ended December 31, 1994.
               (iii) Unaudited Pro Forma Condensed Combined Statements of Income for the Year Ended March 31, 1994.
               (iv) Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

          (B) North American Rehabilitation, Inc. and Care Management Services, inc. Unaudited Interim Combined Financial
               Statements:
               (i) Combined Balance Sheet as of December 31, 1994 and September 30, 1994.
               (ii) Unaudited Combined Statement of Operation and Accumulated Deficit for the Three Months Ended December 31, 1994 and 1993.
               (iii) Unaudited Combined Statements of Cash Flow for the Three Months Ended December 31, 1994 and 1993.
               (iv)    Notes to Unaudited Combined Financial Statements.

          (C) North American Rehabilitation, Inc. and Care Management Services, Inc. Combined Financial Statements:
               (i)     Combined Balance Sheets as of September 30, 1994 and
                       1993.
               (ii) Combined Statements of Operations and Accumulated Deficit for the Years Ended September 30, 1994,
                       1993 and 1992.
               (iii) Combined Statement of Cash Flows for the Years Ended September 30, 1994, 1993 and 1992.
               (iv)    Notes to Combined Financial Statements.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NuMED Home Health Care, Inc.

          Dated:  June 15, 1997    By: /s/ Jugal K. Taneja
                                   Jugal K. Taneja, Chief Executive Officer


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                    Title                     Date

   /s/ Jugal K. Taneja          Chairman of the Board,    June 27, 1997
   Jugal K. Taneja              Chief Executive Officer
                                and Director

   /s/Susan J. Carmichael       President and Director    June 27, 1997
   Susan J. Carmichael

   /s/Judi M. Kelly             Director                  June 27, 1997
   Judi M. Kelly

   /s/Thomas V. Chema           Director                  June 27, 1997
   Thomas V. Chema

   /s/Robert P. Ottman          Director                  June 27, 1997
   Robert P. Ottman

   /s/Wayne Mori                Principal Accounting      June 27, 1996
   Wayne Mori                   Officer, Controller

                                  EXHIBIT INDEX


   Exhibit No.       Description

      23             Consent of Ernst & Young LLP.

      27             Financial Data Schedule (EDGAR only)