Form 10QSB
period 1997-06-30
NUMED HOME HEALTH CARE INC
filed 1997-08-15
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB



             [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 1997
                                       or
               [   ]   TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12992


                          NuMED HOME HEALTH CARE, INC.
        (Exact name of small business issuer as specified in its charter)


                    STATE OF NEVADA                  34-1711764
            (State or other jurisdiction of       (I.R.S. Employe
            incorporation or organization)      identification No.)


   5770 Roosevelt Boulevard, Suite 700, Clearwater, FL 33760
   (Address of principal executive offices)          (Zip Code)


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


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 14, 1997 as 4,943,144 (exclusive of Treasury Shares).

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  June 30,       March 31,
                                                    1997           1997
                      ASSETS
    Current assets:
      Cash and cash equivalents                     $322,952       $797,440
      Cash deposits securing contractual
         arrangements                              1,875,000      1,875,000
                                                  ----------     ----------
                                                   2,197,952      2,672,440

      Accounts receivable, net of allowance
         for doubtful of $364,911                  3,554,347      3,545,782
      Inventories                                     22,519         25,126
      Prepaids and other current assets              261,194        256,967
                                                 -----------    -----------
    Total current assets                           6,036,012      6,500,315

    Property and equipment, net of
         accumulated depreciation of $260,878
         and $248,579, respectively                  462,443        389,017
    Goodwill, net of amortization of $839,307
          and $753,412, respectively               4,340,228      4,426,563
    Other intangibles assets, net of
         accumulated amortization of
         $1,841,944 and  $1,796,412,
         respectively                                303,426        348,958

    Other                                            554,959        551,447
                                                 -----------    -----------
    Total assets                                 $11,697,068    $12,216,300
                                                 ===========    ===========
        LIABILITES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Trade accounts payable                        $158,614       $289,844
      Accrued salaries and payroll realated        1,272,760      1,421,538
      Accrued expenses                               162,578        412,517
      Estimated amounts due to third party
         payors                                      158,282        158,282
      Current portion of notes
         payable-acquisitions                        636,409        614,331
                                                 -----------    -----------
    Total current liabilities                      2,388,643      2,896,512
    Long term obligations:
      Long term obligations, less current
         portion                                   1,092,883      1,112,807
                                                 -----------    -----------
    Total long term obligations                    1,092,883      1,112,807
                                                 -----------    -----------
    Total liabilities                              3,481,526      4,009,319
    Stockholders' equity:
      Preferred stock, authorized 2,000,000,
         no shares issued or outstanding                   0              0
      Common stock, $.001 par value,
         authorized 48,000,000 shares,
         5,010,219 shares issued                       5,010          5,010
      Additional paid-in capital                  10,679,113     10,679,113
      Treasury stock, 67,075 at cost                (134,821)      (134,821)
      Accumulated deficit                         (2,333,760)    (2,342,321)
                                                 -----------    -----------
    Total stockholders' equity                     8,215,542      8,206,981
                                                 -----------    -----------
    Total liabilities and stockholders'
         equity                                  $11,697,068    $12,216,300
                                                 ===========    ===========


    Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                 See notes to consolidated financial statements

               NuMED Home Health Care, Inc. and Subsidiaries
                   Consolidated Statements of Operations


                                         Three Months Ended June 30,
                                           1997             1996

    Net Revenues                          $5,633,693        $6,424,675
    Direct expenses                        4,243,631         4,868,006
                                         -----------       -----------
    Gross profit                           1,390,062         1,556,669

    General and administrative
     expenses:
    Salaries and benefits                    845,831           892,882
    Operating expenses                       138,463           189,407
    Professional fees                         33,925           103,018
    Legal fees                                 5,410           103,971
    Occupancy expenses                       144,228           194,754
    Insurance                                 63,783            76,424
    Amortization and depreciation            144,166           152,669
    Bad debt expense                               0            14,398
                                         -----------       -----------
    Total general and administrative       1,375,806         1,727,523
                                         -----------       -----------
    Operating income                          14,256          (170,854)

    Other revenues (expenses):
    Interest income                           31,659            32,842
    Interest expense                         (30,624)          (12,639)
    Other                                          0              (268)
                                         -----------       -----------
    Total other revenues (expenses)            1,035            19,935
                                         -----------       -----------
    Income before income taxes                15,291          (150,919)
    Income tax expense                         6,730             3,309
                                         -----------       -----------
    Net income after income taxes             $8,561         ($154,228)
                                         ===========       ===========
    Per share:
    Net income after income taxes              $0.00            ($0.03)
                                         ===========       ===========

    Shares used in computing per
     share information                     4,943,144         4,967,712


                 See notes to consolidated financial statements

                                            NuMED Home Health Care, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                   Three Months Ended June 30, 1997 and Year Ended March 31, 1997

                                          Common Stock       Additional
                                                               Paid-in       Accumulated         Treasury Stock
                                      Shares        Dollars    Capital         (Deficit)       Shares       Dollars     Total

       Balance at
     March 31, 1996                  5,010,219       $5,010   $10,708,176      ($464,269)     (46,023)    ($68,138)  $10,180,779
   Net (loss)                                                                 (1,878,052)                             (1,878,052)
   Exercise of options                                             (1,684)                     20,000       30,885        29,201
   Purchase of treasury shares                                                               (100,000)    (201,000)     (201,000)
   Shares issued under
      employee stock purchase plan                                (27,379)                     58,948      103,432        76,053
                                    ----------    ---------    ----------     ----------   ----------    ---------    ----------
       Balance at
     March 31, 1997                  5,010,219        5,010    10,679,113     (2,342,321)     (67,075)    (134,821)    8,206,981

   Net income                                                                      8,561                                   8,561
                                    ----------    ---------    ----------     ----------   ----------    ---------    ----------
   Balance at June 30, 1997          5,010,219       $5,010   $10,679,113    ($2,333,760)     (67,075)   ($134,821)   $8,215,542
                                    ==========    =========    ==========     ==========   ==========    =========    ==========


                NuMED Home Health Care, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flow


                                              Three Months Ended June 30,
                                                  1997            1996
    Cash flows from operating activities
    Net Income (loss)                             $8,561       ($154,228)


    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization           144,167         152,669
         Cash deposits securing
           contractual arrangements                    0               0
         Loss on sale of marketable
           securities                                  0               0
         Loss on sale or disposal of
           property, plant and equipment               0             268

         (Decrease) increase in cash due
           to net changes in  operating
           assets and liabilities:
              Accounts receivable - trade         (8,565)        (65,743)
              Prepaid expenses and other
               assets                             (1,620)        (40,979)
              Deferred charges or other
               long term assets                   (3,512)           (125)
              Accounts payable and
               accrued expenses                  (529,947)       (170,839)
                                                ---------       ---------
    Net cash provided by (used in )
     operating activities                       (390,916)       (278,977)

    Cash flows from investing activities
    (Purchase of property and equipment,
     net                                         (85,726)         (6,272)
    Exercise of options                                0               0
    Note Receivable                                    0         106,966
                                               ---------       ---------
    Net cash (used in) investing
     activities                                  (85,726)        112,895


    Cash flows from financing activities
    Proceeds from short/long-term
     borrowings                                   55,000               0
    Payments of short/long term
     borrowings                                  (52,846)        (68,012)
                                               ---------       ---------
    Net cash (used in) provided by
     financing activities                          2,154         (68,012)
                                               ---------       ---------
    Increase (Decrease) in cash and cash
     equivalents                                (474,488)       (234,094)
    Cash and cash equivalents at
     beginning of year                           797,440       1,494,860
                                              ----------       ---------
    Cash and cash equivalents at end of
     period                                     $322,952      $1,260,766
                                               =========       =========


                 See notes to consolidated financial statements

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   June 30, 1997

   NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998 for further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1997.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations

        Net Revenues for the three months ended June 30, 1997, decreased by 12% or $791,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), decreased $1.1 million or 38% compared to the same period last year as transition to an in-house therapy program is conducted by a major client. The Home Health division has partially offset this revenue decline with a 9% or $324,000 increase in net revenues as this division continues to maintain a steady growth pattern. The revenue mix between the two divisions has shifted with the Home Health division increasing to 67% of the total revenues compared to 55% for the same period last year.

        Direct expenses as a percentage of net revenue improved to 75% of net revenues compared to 76% for the same period one year ago. Declines in NuMED Rehab revenue volume negatively impacted the cost of sales as the reductions in fixed labor cost lag behind the reduction in revenue.
   Direct expenses for NuMED Rehab increased to 84% as compared to 81% for the same period last year. Conversely, as the Home Health division continues its growth, costs of sales have improved by 1% to 71% compared to 72% for the same period last year.

       Gross Profit as a percentage of net revenue for the three month period ending June 30, 1996, increased to 25% as compared to 24% for the same period a year ago.

       General and Administrative expenses for the three months ended June 30, 1997, decreased 20% to $1,376,000 or 24% of net revenue from $1,728,000 or 27% of net revenue for the same period one year ago. The favorable decrease of $352,000 is attributable to the economies of consolidating the financial and administrative operations to Clearwater, FL and not having to incur legal and professional fees of $145,000 that inflated the general and administrative costs last year in connection with the defense of class action litigation and the proposed acquisition of the Company by CCF
   Health Care Ventures, Inc.

       As a result of the foregoing, the Company experienced a net profit of $9,000 for the three months ended June 30, 1997, as compared to net loss of $154,000 for the same period one year ago.


   Liquidity and Capital Resources

        The Company's working capital and current ratio remained steady at $3,647,000 and 2.5, respectively, as of June 30, 1997, as compared to $3,604,000 and 2.2, respectively, as of March 31, 1997. Cash decreased $474,000 for the three months ended June 30, 1997, as compared to March 31, 1997. The decrease in cash was primarily attributable to the liquidation of short term payables including severance and vacation compensation that was accrued as of March 31, 1997, for terminated employees but paid during the first quarter of fiscal 1998. In addition, the strategic effort to automate the management information systems continued with new software and hardware purchases.

        During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to a major rehab client, representing disallowed Medicare costs for the client's fiscal years ending June 30, 1995, and June 30, 1996. The Company is optimistic that some of the disallowed costs will be recovered in the appeal process. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. An adverse decision during negotiations with the fiscal intermediary or in the appeal process could preclude recovery on amounts previously paid to this customer.

        The Company has a line of credit in the amount of $1.5 million. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 175 basis points. The line of credit is secured by a $1.5 million certificate of deposit. The outstanding balance is due and payable no later May 15, 1998. $1,025,000 is presently outstanding.

        The Company also has three additional lines of credit totaling $575,000 of which $98,000 was available as of June 30, 1997. These lines are secured by $375,000 in certificates of deposit and account receivables. Interest rates are tied to 50 to 200 basis points above the current certificate of deposit rates or the bank's prime interest rate.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At June 30, 1997, net goodwill and
   intangible assets of the Company were $4.6 million.   The amortization of
   goodwill and intangible assets in the future will decrease net income or increase any net loss.

        The Company continues to implement a management information system for its entire operation. Approximately $250,000 was incurred last fiscal year in software and hardware cost. Through the first quarter ended June 30,1997, the Company has acquired $86,000 in capital with emphasis on NuMED Rehab.

        On August 14, 1997, the company signed a loan agreement for a maximum of $5,000,000 secured by company accounts receivable. The Company will repay all debt. Certificates of Deposits (CD's) securing loan covenants will be released in the amount of $1.875 million to provide additional working capital and liquidity.

        The Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for at least the next 12 months.

   Part II - OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS

        On January 31, 1996, Robin Fernhoff, individually and on behalf of all others similarly situated filed a class action in the United States District Court for the Middle District of Florida, Tampa Division against NuMED Home Health Care, Inc., Jugal K. Taneja and A.T. Brod & Co., Inc. (Case No. 96-200-CIV-T-21C). The plaintiff alleged that failure to disclose the net capital position of A.T. Brod & Co., Inc. caused the disclosure in the Company's prospectus dated February 8, 1995, to be materially misleading. The plaintiff also alleged violations of Section
   11 and 12 (2) of the Securities Act of 1933, 15 U.S.C. Sections 77k and
   77l respectively, and sought damages on behalf of the class.

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

   Items 2 through 4. - Not applicable


   Item 5. OTHER INFORMATION   Not applicable


   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits. There are no exhibits filed with this report

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NuMED Home Health Care, Inc.


    Date: August 14, 1997                By:  /s/Jugal K. Taneja
                                         Jugal K. Taneja
                                         Chairman of the Board,
                                         Chief Executive Officer


    Date: August 14, 1997                By:  /s/ Wayne T. Mori
                                         Wayne T. Mori
                                         Corporate Controller
                                         Principal Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.         Description

      27          Financial Data Schedule