Form 10QSB
period 1997-09-30
NUMED HOME HEALTH CARE INC
filed 1997-11-14
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB


                [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 1997
                                       or
              [   ]TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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




   Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  [   ] Yes  [X ]
   No


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of November 13, 1997 was 4,943,144 (exclusive of Treasury Shares).

             NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Balance Sheets




                                       September 30,   March 31,
                                           1997           1997

                  ASSETS

    Current assets:
      Cash and cash equivalents            $804,346      $797,440

      Cash deposits securing
         contractual arrangements         1,050,000     1,875,000
                                          ---------     ---------
                                          1,854,346     2,672,440

      Accounts receivable, net of
       allowance of $314,911 and
       $364,911, respectively             4,189,920     3,545,782
      Inventories                            22,519        25,126
      Prepaids and other current
       assets                               275,777       256,967
                                          ---------     ---------
    Total current assets                  6,342,562     6,500,315


    Property and equipment, net of
      accumulated depreciation
      of $292,726 and $248,579,
      respectively                          455,307       389,017
    Goodwill, net of amortization
      of $926,242 and $753,571,
      respectively                        4,253,893     4,426,563
     Other intangibles assets, net
       of accumulated amortization
       of $1,886,989 and
       $1,796,412, respectively             288,291       348,958
    Other                                   617,116       551,447
                                         ----------    ----------
    Total assets                        $11,957,169   $12,216,300
                                         ==========    ==========


      LIABILITIES AND STOCKHOLDERS'
                  EQUITY

    Current liabilities:

      Trade accounts payable               $118,769      $289,844
      Accrued salaries and payroll
        related                           1,272,385     1,421,538
      Accrued expenses                      115,780       412,517
      Estimated amount due third
        parties                             358,829       158,282
      Current portion of notes
        payable                             198,137       614,331
                                          ---------     ---------

    Total current liabilities             2,063,900     2,896,512
    Long term obligations:
      Other
      Notes payable-acquisitions,
        less current portion              1,755,654     1,112,807
                                          ---------     ---------
    Total long term obligations           1,755,654     1,112,807
                                          ---------     ---------
    Total liabilities                     3,819,554     4,009,319

    Stockholders' equity:
      Preferred stock, authorized
        2,000,000, no shares
        issued or outstanding                     0             0
      Common stock, $.001 par
        value, authorized
        48,000,000 shares,
        5,010,219 shares issued               5,010         5,010
      Additional paid-in capital         10,679,113    10,679,113
      Treasury stock, 67,075 at
        cost                               (134,821)     (134,821)
      Accumulated deficit                (2,411,687)   (2,342,321)
                                         ----------    ----------
    Total stockholders' equity            8,137,615     8,206,981
                                         ----------    ----------
    Total liabilities and
      stockholders' equity              $11,957,169   $12,216,300
                                         ==========    ==========


    Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See notes to consolidated financial statements.

                 NuMED Home Health Care, Inc. and Subsidiaries
                     Consolidated Statements of Operations


                                            Six Months Ended September 30,
                                                     1997            1996

    Net revenues                              $11,346,079     $12,565,513
    Direct expenses                             8,421,177       9,736,908
                                               -----------     ----------
    Gross profit                                2,924,902       2,828,605


    General and administrative expenses:
    Salaries and benefits                       1,785,057       1,731,912
    Operating expenses                            361,848         384,755
    Professional fees                              73,074         144,775
    Legal fees                                     20,745         114,162
    Occupancy expenses                            332,291         390,771
    Insurance                                     129,292         170,918
    Amortization and depreciation                 307,441         302,611
    Bad debt expense                                  382          32,548
    Other contractual adjustments                       0         765,000
                                               ----------      ----------
    Total general and administrative            3,010,130       4,037,452
                                               ----------      ----------
    Operating income (loss)                       (85,228)     (1,208,847)


    Other revenues (expenses):
    Interest income                                46,312          59,683
    Interest expense                              (84,953)        (38,786)
    Other                                               0           6,874
                                               ----------      ----------
    Total other revenues, net                     (38,641)         27,771
                                               ----------      ----------

    Income (loss) before income taxes            (123,869)     (1,181,076)
    Income tax (benefit) expense                  (54,503)         11,761
                                               ----------      ----------
    Net income (loss) after income taxes         ($69,366)    ($1,192,837)
                                               ==========      ==========

    Per share:
    Net income (loss) after income taxes           ($0.01)         ($0.24)
                                               ==========      ==========

    Shares used in computing per share
     information                                4,943,144       4,950,130


                 See notes to consolidated financial statements

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                           Three Months Ended September 30,
                                                     1997              1996


    Net revenues                               $5,712,386        $6,140,838
    Direct expenses                             4,177,546         4,868,902
                                               ----------        ----------
    Gross profit                                1,534,840         1,271,936


    General and administrative expenses:

    Salaries and benefits                         939,228           839,030
    Operating expenses                            223,385           195,348
    Professional fees                              39,149            41,757
    Legal fees                                     15,335            10,191
    Occupancy expenses                            188,063           196,017
    Insurance                                      65,509            94,494
    Amortization and depreciation                 163,275           149,942
    Bad debt expense                                  381            18,150
    Other contractual adjustments                       0           765,000
                                               ----------        ----------
    Total general and administrative            1,634,325         2,309,929
                                               ----------        ----------
    Operating income (loss)                       (99,485)       (1,037,993)


    Other revenues (expenses):
    Interest income                                14,654            26,841
    Interest expense                              (54,329)          (26,147)
    Other                                               0             7,142
                                                ---------         ---------
    Total other revenues, net                     (39,675)            7,836
                                                ---------         ---------

    Income (loss) before income taxes            (139,160)       (1,030,157)
    Income tax (benefit) expense                  (61,232)            8,452
                                                ---------        ----------
    Net income (loss) after income taxes         ($77,928)      ($1,038,609)
                                                =========        ==========

    Per share:
    Net income (loss) after income taxes           ($0.02)           ($0.21)
                                                =========        ==========


    Shares used in computing per share
    information                                 4,943,144         4,933,336


                 See notes to consolidated financial statements

                                          NuMED Home Health Care, Inc. and Subsidiaries
                                         Consolidated Statements of Stockholders' Equity
                                Six Months Ended September 30, 1997 and Year Ended March 31, 1997


                                                             Additional
                                          Common Stock         Paid-in     Accumulated      Treasury Stock
                                        Shares     Dollars     Capital      (Deficit)     Shares     Dollars        Total

    Balance at March 31, 1996         $5,010,219   $5,010   $10,708,176     ($464,269)   ($46,023)   ($68,138)   $10,180,779
    Net (loss)                                                             (1,878,052)                            (1,878,052)
    Exercise of options                                          (1,684)                   20,000      30,885         29,201
    Purchase of treasury shares                                                          (100,000)   (201,000)      (201,000)
    Shares issued under
       employee stock purchase plan                             (27,379)                   58,948     103,432         76,053
                                       ---------    -----    ----------     ---------     -------    --------      ---------
    Balance at March 31, 1997          5,010,219    5,010    10,679,113    (2,342,321)    (67,075)   (134,821)     8,206,981
    Net (loss)                                                                (69,366)                               (69,366)
                                       ---------    -----    ----------     ---------     -------    --------      ---------
    Balance at September 30, 1997     $5,010,219   $5,010   $10,679,113   ($2,411,687)   ($67,075)  ($134,821)    $8,137,615
                                       =========    =====    ==========     =========     =======    ========      =========


                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                             Six Months Ended September 30,
                                                      1997             1996
    Cash flows from operating activities
    Net Income (loss)                             ($69,366)     ($1,192,837)
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization             307,441          302,610
         Loss on sale or disposal of
           property, plant and equipment                 0              268
         (Decrease) increase in cash due
           to net changes in
           operating assets and
           liabilities:
              Accounts receivable -
                trade                             (644,138)        (440,657)
              Prepaid expenses and other
                assets                             (16,206)         (22,529)
              Deferred charges or other
                long term assets                   (65,668)            (125)
              Accounts payable and
                accrued expenses                  (416,463)         500,637
                                                  --------         --------
    Net cash provided by (used in)
     operating activities                         (904,400)        (852,633)

    Cash flows from investing activities
    (Purchase) of property and
       equipment, net                             (110,438)         (14,187)
                                                 ---------        ---------
    Net cash (used in) investing
       activities                                 (110,438)         (14,187)

    Cash flows from financing activities

    Proceeds from borrowings                     2,182,025        1,662,388
    Payments on borrowings                      (1,955,372)        (822,079)
    Capitalized loan costs                         (29,909)               0
    Cash deposits securing contractual
       arrangements                                825,000         (500,000)
    Proceeds from issuance of stock                      0           44,998
    Purchase of treasury stock                           0         (201,000)
    Proceeds from exercise of options                    0           12,201
    Collection of note receivable                        0          106,966
                                                 ---------        ---------
    Net cash (used in) provided by
       financing activities                      1,021,744          303,474
                                                 ---------        ---------
     Increase (Decrease) in cash and
       cash equivalents                              6,906         (563,346)

    Cash and cash equivalents at
       beginning of year                           797,440        1,494,860
                                                ----------        ---------
    Cash and cash equivalents at end of
       period                                     $804,346         $931,514
                                                ==========        =========


                 See notes to consolidated financial statements

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   September 30, 1997

   NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1997.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

        Net Revenues for the three and six months ended September 30, 1997 decreased by 7% or $428,000 and 10% or $1,219,000, respectively over the same periods one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), experienced a 36% decline or $2.0 million for the six months ended September 30, 1997. The revenue declines is attributed to the major client who elected to develop their in-house therapy programs. NuMED Rehab has signed 12 new contracts to offset this decline. Meanwhile, the Home Health division revenue continues to grow, increasing 14% or $462,000 for the quarter ending September 30 1997 and 12% or $824,000 the six-months ending September 30, 1997. With this shift in revenue, the Home Health division now comprises 68% of the total revenues compared to 55% for the six-month period last year.

        With the revenue declines, direct expenses also decreased. For the three-month period ending September 30, 1997, the direct expenses decreased $691,000 or 14% compared to the same period last year. As a percentage of net revenues, the direct expenses improved 6% to 73% compared to 79%. For the six months ending September 30, 1997, direct expenses decreased $1.3 million or 14% compared to the same period last year. As a percentage of net revenues direct revenues have improved 3% to 74% compared to 77% last year.

        NuMED Rehab's direct expenses as a percentage of net revenues has remained consistent at 84% and 83% for the three-month and six-months ending September 30, 1997. This compares favorably to the to 87% and 84%, respectively, for the same periods last year. The therapy revenues are now on an upward trend that should reflect improvement in the direct expenses percentages during the remainder of the fiscal year as fixed labor costs increases their productivity. The Home Health division continues to grow and improve efficiencies as the percentage of direct expenses decreased to 68% for the three months ending September 30, 1997 compared to 73% for the three month period ending last year. For the six months ending September 30, 1997, direct expenses were 70% comparing favorably to 72% for the same period last year.

        Gross profit margins has improved to 27% and 26% for the quarter and six month periods ending September 30, 1997, respectively, compared to last year with margins of 21% and 23%.

        General and administrative expenses increased by 6% or $89,000 for the three months ending September 30, 1997 but decreased by 8% or $262,000 for the six months ending September 20, 1997. [For comparison purposes, 1996 expenses were adjusted by the $765,000 estimated settlement of a major NuMED Rehab client.] The company continues to seeks ways to reduced expenses and improve efficiencies through centralization, standardization, and consolidation.

        As a result of the foregoing, the Company experienced a net loss for the six months ending September 30, 1997 of $69,000 compared to the net loss of $1.2 million last year for the same period. A loss of $435,000 would have been incurred through September 30, 1996 without taking into consideration the NuMED Rehab adjustment of $765,000.

   Liquidity and Capital Resources

        The Company's working capital and current ratio were $4.3 million and 3:0, respectively as of September 30, 1997 as compared to $3.6 million or
   2.2 as of March 31, 1997. The accounts receivable days have increased in addition to the outstanding receivables during the quarter ending September 30, 1997. As a result the company is experiencing a short-term cash need which was met by additional short-term borrowings under the lines of credit and liquidation of unrestricted certificates of deposit.

        In an effort to increase the liquidity and simplify the cash management, the Company signed the new $5.0 million credit facility. This credit facility is secured by 120 days account receivables and accrues interest at the prime rate plus 2%. The prime rate is currently 8.5%. The line matures on August 14, 1999. As of September 30, 1997, $1.1 million was outstanding under this line.

        The Company renegotiated the existing line of credit of $1.5 million on July 28, 1997. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 1.75%. As of September 30, 1997 a total of $645,000 was outstanding under this arrangement secured by $900,000 in certificates of deposit. Advances are limited to the certificates of deposit pledged. $255,000 is available under this line.

        After all the lines were paid off, $825,000 in certificates of deposit securing those lines were released.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. Loan fees of $30,000 related to the new line of credit were deferred and being amortized over the life of the loan. At September 30, 1997, net goodwill and intangible assets of the Company were approximately $4.5 million.

        With its current financing in place, cash reserves, and the projected cash flow, the Company believes it can meet all it working capital needs for the next 12 months provided provided Medicare and Medicaid pays in a reasonable amount of time.

        The Company is currently undergoing a routine Medicare audit of the home office and one of the Florida subsidiaries for the fiscal year ended March 31, 1996. The audit is still in progress and any cost report adjustments and their financial impact are unknown at this time. A liability of $359,000 is currently on the balance sheet for any net estimated repayments to the Medicare program for prior years.

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


   Items 2 through 5. - Not applicable

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

   24(a) Loan and Security Agreement dated August 14, 1997 between NuMED Home Health Care, Inc., Whole Person Home Health Care of Florida, Inc., Whole Person Home Health Care, Inc. and HCFP Funding, Inc.

   24(b) Loan and Security Agreement dated August 14, 1997 between NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Whole Person Home Health Care of Ohio, Inc., Pennsylvania Medical Concepts, Inc., Parke Home Health Care, Inc. and HCFP Funding, Inc.

   27  Financial Data Schedule

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     NuMED Home Health Care, Inc.


    Date: November 13,1997           By:  /s/Jugal K. Taneja
                                     Jugal K. Taneja
                                     Chairman of the Board,
                                     Chief Executive Officer


    Date: November 13,1997           By:  /s/Wayne T. Mori
                                     Corporate Controller
                                     Principal Accounting Officer

                                  EXHIBIT INDEX

   Exhibit No.         Description

   24(a) Loan and Security Agreement dated August 14, 1997 between NuMED Home Health Care, Inc., Whole Person Home Health Care of Florida, Inc., Whole Person Home Health Care, Inc. and HCFP Funding, Inc.

   24(b) Loan and Security Agreement dated August 14, 1997 between NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Whole Person Home Health Care of Ohio, Inc., Pennsylvania Medical Concepts, Inc., Parke Home Health Care, Inc. and HCFP Funding, Inc.

   27        Financial Data Schedule