Form 10-Q
period 1997-12-31
NUMED HOME HEALTH CARE INC
filed 1998-02-17
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-QSB



                 [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter Ended December 31, 1997
                                       or
              [   ]TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of January 31, 1997 was 4,958,502 (exclusive of Treasury Shares).

             NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Balance Sheets


                                        December 31,    March 31,
                                            1997          1997
                  ASSETS

    Current assets:

      Cash and cash equivalents            $231,210       $797,440
      Cash deposits securing
       contractual arrangements           1,316,287      1,875,000
                                          ---------      ---------
                                          1,547,497      2,672,440

      Accounts receivable, net of
       allowance of $314,911
       and $364,911, respectively         4,654,216      3,545,782
      Inventories                            22,129         25,126
      Prepaids and other current
       assets                               288,948        256,967
                                          ---------      ---------
    Total current assets                  6,512,790      6,500,315


    Property and equipment, net of
      accumulated depreciation
      of $335,472 and $248,579,
      respectively                          434,023        389,017
    Goodwill, net of amortization of
      $926,242 and $753,571,
      respectively                        4,167,557      4,426,563
    Other intangibles assets, net
      of accumulated amortization
      of $2,914,519 and $1,796,412,
      respectively                          274,759        348,958
    Other                                   784,030        551,447
                                         ----------     ----------
    Total assets                        $12,173,159    $12,216,300
                                         ==========     ==========


      LIABILITIES AND STOCKHOLDERS'
                  EQUITY

    Current liabilities:

      Trade accounts payable               $126,213       $289,844
      Accrued salaries and payroll
        related                           1,101,543      1,421,538
      Accrued expenses                      153,826        412,517
      Estimated amount due third
        parties                             344,597        158,282
      Current portion of notes
        payable                             296,655        614,331
                                         ----------     ----------
    Total current liabilities             2,022,834      2,896,512

    Long term obligations:
      Other                                       0              0
      Notes payable- less current
        portion                           2,208,501      1,112,807
                                         ----------     ----------
    Total long term obligations           2,208,501      1,112,807
                                         ----------     ----------
    Total liabilities                     4,231,335      4,009,319

    Stockholders' equity:

      Preferred stock, authorized
        2,000,000, no shares
        issued or outstanding                     0              0

      Common stock, $.001 par value,
        authorized 48,000,000
        shares, 5,010,219 shares
        issued                                5,010          5,010
      Additional paid-in capital         10,662,522     10,679,113
      Treasury stock, 51,717 at cost       (103,951)      (134,821)
      Accumulated deficit                (2,621,757)    (2,342,321)
                                         ----------     ----------
    Total stockholders' equity            7,941,824      8,206,981
                                         ----------     ----------
    Total liabilities and
     stockholders' equity               $12,173,159    $12,216,300
                                         ==========    ===========



    Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


             See notes to consolidated financial statements.

             NuMED Home Health Care, Inc. and Subsidiaries
                 Consolidated Statements of Operations


                                            Nine Months Ended
                                               December 31,
                                           1997           1996


    Net revenues                        $17,066,544    $18,875,323
    Direct expenses                      12,868,030     14,678,754
                                         ----------     ----------
    Gross profit                          4,198,514      4,196,569

    General and administrative
      expenses:

    Salaries and benefits                 2,639,756      2,571,166
    Operating expenses                      601,699        589,638
    Professional fees                       147,781        137,725
    Legal fees                               58,588        192,256
    Occupancy expenses                      548,879        582,362
    Insurance                               197,794        192,386
    Amortization and depreciation           449,675        453,298
    Bad debt expense                            382         37,514
    Other contractual adjustments                 0        765,000
                                         ----------     ----------
    Total general and administrative      4,644,554      5,521,345
                                         ----------     ----------
    Operating income (loss)                (446,040)    (1,324,776)


    Other revenues (expenses):

    Interest income                          94,162         72,969
    Interest expense                       (147,115)       (60,871)
    Other                                         0         11,636
                                          ---------      ---------
    Total other revenues (expenses),
      net                                   (52,953)        23,734
                                          ---------      ---------
    Income (loss) before income
      taxes                                (498,993)    (1,301,042)

    Income tax (benefit) expense           (219,557)        31,183
                                          ---------      ---------
    Net income (loss) after income
      taxes                               ($279,436)   ($1,332,225)
                                          =========      =========

    Per share:
    Net income (loss) after income
      taxes                                  ($0.06)        ($0.27)
                                             ======         ======

    Shares used in computing per
      share information                   4,948,301      4,950,130


             See notes to consolidated financial statements.

             NuMED Home Health Care, Inc. and Subsidiaries
                 Consolidated Statements of Operations


                                            Three Months Ended
                                               December 31,
                                             1997           1996

    Net revenues                         $5,720,465     $6,309,810
    Direct expenses                       4,446,852      4,941,846
                                         ----------     ----------
    Gross profit                          1,273,613      1,367,964

    General and administrative
      expenses:

    Salaries and benefits                   854,699        839,254
    Operating expenses                      239,851        204,883
    Professional fees                        74,707         (7,050)
    Legal fees                               37,844         78,094
    Occupancy expenses                      216,588        191,591
    Insurance                                68,501         21,468
    Amortization and depreciation           142,233        150,687
    Bad debt expense                              0          4,966
    Other contractual adjustments                 0              0
                                         ----------     ----------
    Total general and administrative      1,634,423      1,483,893
                                         ----------     ----------
    Operating income (loss)                (360,810)      (115,929)

    Other revenues (expenses):

    Interest income                          47,850         13,286
    Interest expense                        (62,163)       (22,085)
    Other                                         0          4,762
                                          ---------     ----------
    Total other revenues (expenses),
      net                                   (14,313)        (4,037)
                                          ---------     ----------
    Income (loss) before income
      taxes                                (375,123)      (119,966)

    Income tax (benefit) expense           (165,054)        19,422
                                          ---------     ----------
    Net income (loss) after income
      taxes                               ($210,069)     ($139,388)
                                          =========     ==========
    Per share:

    Net income (loss) after income
      taxes                                  ($0.04)        ($0.03)
                                            =======        =======

    Shares used in computing per
      share information                   4,958,502      4,918,705


             See notes to consolidated financial statements.

                    NuMED Home Health Care, Inc. and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
           Nine Months Ended December 31, 1997 and Year Ended March 31, 1997

                                                             Additional
                                       Common Stock           Paid-in        Accumulated         Treasury Stock
                                    Shares       Dollars       Capital         (Deficit)       Shares      Dollars         Total

Balance at March 31, 1996          5,010,219      $5,010     $10,708,176        ($464,269)    (46,023)     ($68,138)    $10,180,779
Net (loss)                                                                    (1,878,052)                               (1,878,052)
Exercise of options                                               (1,684)                      20,000        30,885          29,201
Purchase of treasury shares                                                                  (100,000)     (201,000)       (201,000)
Shares issued under
  employee stock purchase plan                                   (27,379)                      58,948       103,432          76,053
                                   ---------      ------      ----------       ----------    --------      --------      ----------
Balance at March 31, 1997          5,010,219       5,010      10,679,113       (2,342,321)    (67,075)     (134,821)      8,206,981
Net (loss)                                                                       (279,436)                                 (279,436)
Shares issued under
  employee stock purchase plan                                   (16,591)                      15,358        30,870          14,279
                                   ---------      ------      ----------       ----------    --------      --------      ----------
Balance at December 31, 1997       5,010,219      $5,010     $10,662,522      ($2,621,757)    (51,717)    ($103,951)     $7,941,824


        NuMED Home Health Care, Inc. and Subsidiaries
            Consolidated Statements of Cash Flow

                                                     Nine Months Ended
                                                        December 31
                                                    1997          1996
Cash flows from operating activities
Net Income (loss)                                 (279,436)  ($1,332,225)
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
     Depreciation and amortization                 449,675       453,297
     Loss on sale or disposal of property,
       plant and equipment                               0           268
     (Decrease) increase in cash due to net
        changes in operating assets and
        liabilities:
          Accounts receivable - trade           (1,108,433)       69,634
          Prepaid expenses and other assets        (28,987)      (20,472)
          Deferred charges or other long
            term assets                           (232,584)     (132,094)
          Accounts payable and accrued
            expenses                              (554,245)        9,329
                                                 ---------      --------
Net cash provided by (used in)
  operating activities                          (1,754,010)     (952,263)

Cash flows from investing activities
(Purchase) of property and equipment, net         (131,900)     (165,690)
                                                 ---------      --------
Net cash (used in) investing activities           (131,900)     (165,690)

Cash flows from financing activities
Proceeds from borrowings                         5,910,442     2,162,483
Payments on borrowings                          (5,132,424)   (1,355,496)
Capitalized loan costs                             (31,330)            0
Cash deposits securing contractual
  arrangements                                     558,713      (500,000)
Proceeds from issuance of stock                     14,279        44,998
Purchase of treasury stock                               0      (201,000)
Proceeds from exercise of options                        0        29,201
Collection of note receivable                            0       106,966
                                                 ---------      --------
Net cash (used in) provided by financing
  activities                                     1,319,680       287,152
                                                 ---------      --------
Increase (Decrease) in cash and
  cash equivalents                                (566,230)     (830,801)
Cash and cash equivalents at beginning
  of year                                          797,440     1,494,860
                                                 ---------      --------
Cash and cash equivalents at end of
  period                                          $231,210      $664,059
                                                 =========      ========


              See notes to consolidated financial statements.

   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   December 31, 1997

   NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1997.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations

        Net revenues for the three and nine months ended December 31, 1997 decreased by 9% or $589,000 and 10% or $1,809,000, respectively, over the same periods one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), experienced a 34% decline or $2.9 million for the nine months ended December 31, 1997. The revenue declines is attributed to the major client who elected to develop their in-house therapy programs. NuMED Rehab continues to sign new contracts to offset this decline. Meanwhile, the Home Health division revenue continues to grow, increasing 5% or $225,000 the quarter ending December 31, 1997 and 10% or $1,043,000 for nine-months ending December 31, 1997. With this shift in revenue, the Home Health division now comprises 68% of the total revenues compared to 56% for the nine-month period last year.

        Direct Expenses decreased approximately 10% and 12%, respectively, for the three and nine months ended December 31, 1997. As a percentage of net revenues, direct expenses decreased from 79% to 78% for the three-month period ending December 31, 1997 and from 78% to 75% for the nine months period ending December 31, 1997.

        For the Home Health division, direct expenses, as a percentage of net revenues decreased from 73% to 72%, while direct expenses for NuMED Rehabilitation increased from 85% to 86% of its net revenues for the three months ending December 31, 1997. For the nine months ended December 31, 1997, direct expenses as a percentage of net revenues for the Home Health Division, decreased 73% to 71% of its net revenues while direct expenses for NuMED Rehabilitation remained the same at 84% of its net revenues.

        The Company's gross profit margins for the three months and nine months ending December 31, 1997, was 22% and 25%, respectively. This compares favorable with the same periods of the previous year of 22% for both the three-month and nine-month periods.

        General and administrative operating expenses increased by $150,500 or 10% of net revenues for the quarter ending December 31, 1997. For the nine months ending the same date, expenses are $112,000 less than the prior year. [For comparison purposes, the 1996 expenses and percentages were adjusted by the $765,000 estimated settlement of a major NuMED Rehab client.]

        The Company is positioning itself to reduce any negative impact of the Balanced Budget Act of 1997 and its adverse effect on reimbursement and strategically accesses the advent of prospective payment in Medicare skilled nursing facilities and the recently issued Health Care Financing Administration (HCFA) reimbursement guidelines (salary equivalency) for occupational and speech therapy. The Company continues to review the management organization and all the resources in efforts to increase efficiency through combination of physical facilities and operations.

        As a result of the foregoing, the Company experienced a net loss of approximately $210,000 for the three months ended December 31, 1997 and $279,000 for the nine months ended December 31, 1997 as compared to net loss of $139,000 and $1,332,000, respectively for the same periods one year ago. Excluding the effect of the estimated contractual settlement of $765,000, the Company would have incurred a loss of $567,000 for the nine-month period ending December 31, 1996.

   Liquidity and Capital Resources

        The Company's working capital and current ratio were $4.5 million and 4.0, respectively as of December 31, 1997 as compared to $3.6 million or
   3.2 as of March 31, 1997. The outstanding account receivables have increased this quarter by $464,000 or 10% to $4.6 million and the long and short-term borrowings under the lines of credit have increased $551,000 to $2.5 million for the three months ending December 31, 1997.

        The company's short-term cash need has been temporarily met by borrowings under the lines of credit. The billing and collection process has been critically reviewed by senior management in efforts to accelerate the cash flows and reduce the outstanding account receivables.

        The Company signed a new $5.0 million credit facility on August 14, 1997. This credit facility is secured by 120 days account receivables and accrues interest at the prime rate plus 2%. The prime rate is currently 8.5%. The line matures on August 14, 1999. As of December 31, 1997, $1.3 million was outstanding under this line.

        The Company renegotiated the existing line of credit of $1.5 million on July 28, 1997. Interest on this line accrues at a rate equal to the lender's certificate of deposit rate plus 1.75%. As of December 31, 1997 a total of $901,000 was outstanding under this arrangement secured by $941,000 in certificates of deposit. Advances are limited to the certificates of deposit pledged.

        The company entered into another short-term credit facility on December 5,1997 in the amount of $275,000 secured by a certificate of deposit of the same amount with the same institution. It matured on January 5, 1998 and was renewed for another 30 days. Interest accrued at a rate equal to the lender's certificate of deposit rate on the certificate of deposit which was 4.85% during the renewal period. As of December 31, 1997, $150,000 was outstanding under this line.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At December 31,1997, net goodwill and intangible assets of the Company were approximately $4.2 million.

        With its current financing in place, cash reserves, and the projected cash flow, the Company believes it can meet all it working capital needs for the next 12 months provided Medicare and Medicaid pays in a reasonable amount of time.

        The Company is currently undergoing a routine Medicare audit of the home office and one of the Florida subsidiaries for the fiscal year ended March 31, 1996. The audit is still in progress and any cost report adjustments and their financial impact are unknown at this time. A liability of $344,000 is currently on the balance sheet for any net estimated repayments to the Medicare program for prior years.


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

   Items 2 through 5. -Not applicable

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a). Exhibits.  There are no exhibits filed with this report

        (b). Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NuMED Home Health Care, Inc.


    Date: February 13, 1998               By:  /s/Jugal K. Taneja
                                          Jugal K. Taneja
                                          Chairman of the Board,
                                          Chief Executive Officer

                                  EXHIBIT INDEX

   Exhibit No.         Description

        27             Financial Data Schedule