Form 10KSB40
period 1998-03-31
NUMED HOME HEALTH CARE INC
filed 1998-07-14
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

          [ X ]         ANNUAL REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       or
          [   ]        TRANSITION REPORT UNDER SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-12992

                          NuMED HOME HEALTH CARE, INC.
                 (Name of small business issuer in its charter)


            STATE OF NEVADA                                   34-1711764
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


   5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida             33760
   (Address of principal executive offices)                        (Zip Code)

   Issuer's telephone number:  (727) 524-3227


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


        Issuer's net revenue for its most recent fiscal year was $22,649,516


        The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 29, 1998, was 4,966,620 (exclusive of Treasury Shares). The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of June 29, 1998, was $5,897,861.

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

        The Company delivered approximately 202,000 intermittent home health care visits in fiscal 1998 to clients of all ages. The Company provides home health care for approximately 800 private duty clients and temporary staffing of certified nurses aides, licensed practice nurses and registered nurses for approximately 50 health care facilities. In addition, the Company, through NuMED Rehabilitation, provides physical, occupational, and speech/language therapy for approximately 71 health care facilities.

        The Company was formed in 1987 under the laws of the State of Nevada. Its principal office is located at 5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida 33760, and its telephone number is (727) 524-3227.

   Industry Overview

        The Company's home health care and rehabilitation business is part of a needed and growing U.S. market for health care services primarily driven by the general aging of the United States population and the continuing focus on cost-effective use of health care dollars. The Company's home health care business has benefited from the increased use of treatment at home as an alternative to hospitalization and the desire of patients to be cared for at home rather than in a hospital. The fixed amount of Medicare reimbursement to hospitals based upon a patient's diagnosis, regardless of the cost of service or length of stay, has also provided hospitals an incentive to minimize the length of a patient's stay, thereby increasing the utilization of home health care services. In addition, advances in medical technology have enabled a growing number of treatments to be provided on an outpatient basis, or in the patient's home, nursing homes or clinics rather than in a hospital.

        The current demand for temporary and contract staffing services is a result of a shortage of nursing personnel trained in certain specialty areas in addition to the cyclical staffing needs of hospitals, nursing homes and clinics. Increases in the intensity of required patient care and increases in labor intensive medical technology has similarly increased the demand for nurses and other medical personnel such as physical, occupational and respiratory therapists, speech/language pathologists and radiological and surgical technicians. Temporary and contract staffing accommodates the desire of hospitals and other health care facilities to contain costs by having staff available only when needed. Hospital budgetary cycles, the need for nurses and therapists trained in particular specialties, and fluctuations in patient admissions due to seasonal and other factors continue to require hospitals and other health care facilities to obtain the services of temporary and long-term contract staffing businesses.

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

        The Company has sought and continues to seek to expand its business through strategic acquisitions of businesses which expand the Company's clients, services and referral sources in existing and new markets. The Company believes that the nature of the home health care and rehabilitation industries continue to provide a favorable environment for such acquisitions.

   Acquisitions and Dispositions

        The Company commenced home health care and temporary nursing staffing operations in 1991, when it acquired Whole Person Home Health Care, Inc. ("Whole Person PA") and Pennsylvania Medical Concepts, Inc. ("PA Medical Concepts"). In August 1992, the Company acquired the capital stock of Silver Moves, Inc., d/b/a Florida Nursing Services ("Florida Nursing"). This was followed by the September 1992 acquisition of substantially all of the assets of Whole Person Home Health Care of Florida, Inc., d/b/a Total Professional Health Care ("Total Professional"). In May 1993, the Company acquired all of the capital stock of Advanced Systems and Management, Inc. and approximately 99% of the capital stock of Countryside Health Services, Inc. ("Countryside"). The acquisitions of Florida Nursing, Total Professional and Countryside significantly increased the Company's revenues and expanded the Company's market into the Tampa/St. Petersburg, Florida area.

        On April 4, 1995, the Company, through its wholly-owned subsidiary NuMED Rehabilitation, acquired substantially all of the assets of North American Rehabilitation, Inc. and Care Management Services, Inc., two wholly-owned subsidiaries of Rehab America, Inc. The total purchase price for the acquisition of the assets was approximately $5.1 million in cash plus 297,715 shares of Common Stock. The average bid and ask price per share of the Common Stock on April 4, 1995 was $1.3125. North American Rehabilitation, Inc. and Care Management Services, Inc. had aggregate revenues of $11.3 million for the fiscal year ended September 30, 1994 and $14.1 million in revenues for the fiscal year ended September 30, 1993. Approximately 38% of the Company's current business is comprised of contract staffing of physical and occupational therapists and speech/language pathologists to hospitals and long-term care facilities in Ohio, Pennsylvania, Illinois, Indiana, Kentucky, Maryland and New Jersey.


        Effective January 1, 1996, the Company acquired all of the outstanding stock of Parke Home Health Care, Inc. ("Parke") for a total purchase price of approximately $780,000, one-half of which was paid in cash at closing with the remaining one-half payable over a period of 30 months with interest accruing on the unpaid principal balance at the rate of eight percent (8%) per annum. Parke had revenues of approximately $2.0 million for the year ended December 31, 1995 and $1.7 million in revenues for the year ended December 31, 1994. Parke offers home health care services in the Cincinnati, Ohio market.


   Services

        The Company offers a broad range of health care related services from delivering comprehensive health care in the client's home to providing temporary staffing of nursing personnel and contractual long-term staffing of physical and occupational therapists and speech/language pathologists to hospitals, clinics, long-term care facilities, physician offices and other health care facilities. Home health care is generally conducted on a per visit basis while related staffing is generally performed on a per shift basis. The Company's rehabilitation business generally provides its occupational and physical therapists and speech/language pathologists on an annual basis. The following provides a brief description of the types of services provided by personnel employed by the Company:

   - Registered nurses provide a broad range of nursing care services, including skilled observation and assessment, instruction of patients regarding medical and technical procedures, direct hands-on treatment, and communication and coordination with the attending physician or other service agencies. Some specially trained registered nurses provide extensive intravenous therapy interventions, wound care, diabetic care, AIDS care, psychiatric care and pediatric care.

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

   - Occupational therapists assist patients in restoring their ability to perform routine activities of daily living by offering instruction in self care, discussing techniques for coping with physical disability and suggesting the use of assistant devices or home adaptation to make living at home easier.

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

                  The following chart sets forth the services provided by each of the Company's eight wholly-owned subsidiaries and identifies those subsidiaries that are Medicare certified:

                                           Home Health Care                                Temporary and
   Subsidiary                        Intermittent    Private Duty   Medicare Certified     Contract Staffing
   NuMED Rehabilitation                                                                           x
   Parke Home Health Care, Inc             x              x                x
   Whole Person in PA                      x                               x
   PA Medical Concepts                                    x                                       x
   Whole Person in OH                      x              x                x
   Florida Nursing                                        x                                       x
   Total Professional                      x                               x
   Countryside                                            x                                       x



   Personnel

        The Company's business is dependent upon its ability to recruit and retain registered nurses, licensed practical nurses, nurses aides, home health aides, homemaker companions, medical social workers, physical and rehabilitation therapists, occupational therapists, speech/language pathologists, PTAs and COTAs. There is competition for medical personnel, and particularly for certified nurse aides and home health aides. As the Company expands, its needs for qualified personnel will continue to increase. The Company faces competition for personnel from both other agencies as well as other providers of medical services, such as hospitals and long term care facilities. Most of the Company's personnel are employed on a full-time or regular-part time basis. A modest portion of the Company's personnel are employed on a per diem basis depending upon client demand and are paid only for the time they actually work or specific visits made.

   Competition

        The home health and rehabilitation industries are highly competitive with limited barriers to entry. The Company faces competition from hospitals that have their own home health care agencies, national and local home health care and rehabilitation therapy organizations, and other nursing home contract service providers, many of which have capital and other resources substantially greater than those of the Company. The Company believes that most home health care business is generated by referrals from local third party payors and medical related organizations. The Company competes in its home care markets by developing relationships with referral sources. Home health care agencies compete based on the ability to provide qualified personnel and service on a cost-effective and timely basis. The Company competes in the rehabilitation therapy market through direct marketing to long-term, acute care, and outpatient facilities as well as school districts, emphasizing the Company's ability to provide qualified personnel with specialized programs on a timely basis and in a cost-effective manner. With the increasing trend towards managed care, the Company is continuing to obtain accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and intends to implement management information systems in order to provide quantitative analyses necessary to compete in the managed care arena. One subsidiary, Parke Home Health Care, Inc. has received JCAHO accreditation. Three NuMED Home Health Care, Inc. subsidiaries, Whole Person Home Health Care, Inc., Pennsylvania Medical Concepts, Inc. and Whole Person Home Health Care of Ohio, Inc. received JCAHO accreditation with commendation.


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

        Medicare accounted for approximately $7.7 million (34%) and $6.2 million (25%), respectively, of the Company's net revenue for the fiscal years ended March 31, 1998 and 1997. Medicare reimburses 100% of the allowable cost of services up to certain limits. To the extent Medicare limits exceed the provider's direct cost for a particular service, the provider can seek reimbursement for certain indirect costs up to an aggregate amount equal to the Medicare defined limits for that service. The Company is designated to receive prospective interim payments ("PIP") for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. There can be no assurance that the Company will continue to be eligible to receive prospective interim payments. The Company has generally received Medicare reimbursement sufficient to cover substantially all of the costs of its services. If a Medicare audit resulted in the Company not being reimbursed for a significant amount of services which it had provided, it would have a material adverse effect on the Company's financial position or results of operations.

        In fiscal 1998 and 1997, the Company recognized approximately 7% and 16% respectively of its revenue from a single customer. This customer terminated their relationship in fiscal 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

        Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues special fraud alerts' which address specific areas of concern, including a June 1995 alert that related to fraudulent practices in the provision of home health care. The alert identified fraudulent home health care practices such as cost report fraud, billing for excessive services or services not rendered, use of unlicensed or untrained staff and kickbacks. Additionally, federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services. NuMED believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on NuMED's operations or that NuMED will not be subject to an investigation which would require a significant investment of time and manpower by NuMED. Although NuMED believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of NuMED.

        NuMED is dependent on third-party payors for a majority of its revenues. Medicare, Medicaid and other payors, such as managed care organizations (including health maintenance organizations ("HMOs") and preferred provider organizations ("PPOs")), traditional indemnity insurers and third-party administrators ("TPAs") are increasing pressures both to control health care utilization and to limit reimbursement. Since substantially all of NuMED's revenues are attributable to payments received from Medicare and a limited number of other payor categories, the level of revenues and profitability of NuMED will be subject to the effect of possible changes in the mix of NuMED's patients among Medicare, Medicaid and third-party payor categories, increases in case management and review of services or reductions in coverage or reimbursement rates by such payors. Such changes could have a material adverse effect on the Company's business, results of operations or financial condition.

        The following is a summary of other key regulatory provisions which currently affect the Company's operations.

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

        Potential Reductions in Medicare and Other Reimbursement. The Federal government is considering significant reductions in planned Medicare spending. The Senate and the House of Representatives have passed budget resolutions calling for reductions of up to $270 billion in forecasted Medicare expenditures over the next seven years. As part of its fiscal 1998 budget, the Clinton Administration plans to propose Medicare reforms including a prospective payment system for home health care estimated to result in $20 billion in savings over six years

        In addition to extensive existing government health care regulation, there are many initiates on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on NuMED's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the HCFA, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect NuMED's business, results of operations and financial condition. NuMED's businesses that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. NuMED's current concentration of business in a limited number of states exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of NuMED. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification could result in a significant loss of revenue.

        Private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for delivery of health care services, including capitated payments where the provider is responsible, for a fixed fee, for providing all services needed by certain patients. Capitated payments can result in significant losses when patients require expensive treatments not adequately covered by the capitated rate. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. NuMED cannot predict what reform proposals or reimbursement limitations will be adopted in the future or the effect any such changes will have on its operations. There can be no assurance that currently proposed legislation, future health care legislation, reforms or changes in the administration or interpretation of governmental health care programs or regulations will not have a material adverse effect on NuMED's business, results of operations and financial condition. Concern about the potential effect on NuMED's business, results of operations and financial condition. Concern about the potential effect of various proposed health care reforms has contributed to volatility of prices of securities of health care companies and could similarly affect the price of the New Common Stock in the future.

        Reimbursement Payment Delays. NuMED generally is paid for its services by government health administration authorities, insurance companies, or other third party payors, not by the patients themselves. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. In addition, reimbursement from government payors is subject to examination and retroactive adjustment. Such delays or retroactive adjustments could lead to chase shortages, which may require NuMED to borrow funds, issue equity securities or take other action to meet its ongoing obligations. NuMED would be adversely affected if it were to experience such difficulties and were unable to obtain funds on acceptable terms to meet possible cash shortages.

        Dependence on Relationships with Referral Sources. The growth and profitability of NuMED depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Hospitals, physicians and managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. There can be no assurance that NuMED will be able to successfully maintain existing referral sources or develop and maintain new referral sources, or that some of its referral sources will not become competing providers of home health care services. The loss of any significant number of existing referral sources or the failure to develop new referral sources could have a material adverse effect on NuMED's business, results of operations or financial condition. NuMED's relationships with existing and potential referral sources also could be adversely affected by a loss of JCAHO or by the inability of an acquisition to obtain JCAHO accreditation. Accredited companies are subject to periodic resurveys by JCAHO.

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

   Employees

        As of March 31, 1998, the Company had approximately 800 employees working full-time and part-time depending on certain assignments, 60 of
   whom perform administrative and clerical duties.   Employees do not
   necessarily work full-time shifts and may not work exclusively for the Company. The Company believes its relations with its employees are good. The Company's employees are not represented by a union.

   ITEM 2.  PROPERTY

        The Company maintains its principal offices at 5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida 33760. The Company's regional offices are typically located in suburban office parks and are all leased. The offices range in size from 1,000 square feet to 6,000 square feet. The Company's office leases require an aggregate annual rental of approximately $317,000 and expire on various dates through 2002. All offices are well maintained and in good repair. As of March 31, 1998, the Company had the offices listed below in the following locations:

   Principal Operation               Locations              Function
   NuMED Home Health Care, Inc.      Clearwater, FL         Corporate administrative and finance office

   NuMED Rehabilitation, Inc.        Horsham, PA            Rehabilitation administrative offices
                                     Cincinnati, OH         Human Resources and management of Physical
                                                            Therapy, Occupational Therapy and
                                                            Speech/Language Pathology

   Total Professional Health Care    Clearwater, FL         Comprehensive home health care
                                     Tampa, FL              services
                                     St. Petersburg, FL
                                     Holiday, FL
                                     Port Richey, FL

   Florida Nursing Services          St. Petersburg, FL     Private duty & temporary staffing

   Countryside Health
    Services, Inc.                   Clearwater, FL         Private duty & temporary staffing
                                     Holiday, FL
                                     Tampa, FL
                                     Lakeland, FL

   Whole Person Home Health
    Care of Ohio, Inc.               Conneaut, OH           Comprehensive home health
                                     Youngstown, OH         care services including private duty

   Whole Person Home Health
    Care, Inc.                       Erie, PA               Comprehensive home health
                                     Albion, PA             care services

   PA Medical Concepts, Inc.         Erie, PA               Comprehensive home health
                                     Albion, PA             care services including Private Duty

   Parke Home Health Care, Inc.      Cincinnati, Ohio       Comprehensive home health
                                                            care services including Private Duty


   ITEM 3.  LEGAL PROCEEDINGS

   Legal Proceedings

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

                               Fiscal 1998           Fiscal 1997
   Quarter                    High         Low       High        Low
   First Quarter              $1.75        $1.22     $4.31       $2.25
   Second Quarter              1.38         1.00      3.25        1.63
   Third Quarter               1.44         0.84      2.63        1.50
   Fourth Quarter              1.88         0.81      2.06        1.13

           The Company has paid no cash dividends on the Common Stock since its inception. The Company intends to retain earnings, if any, to finance the expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. As of June 29, 1998, there were approximately 562 holders of record of Common Stock.

             On September 1, 1995, the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of 500,000 of the Company's common shares to the extent that the Company is financially able to make any such purchases. During fiscal 1998, the Company purchased no Common Shares.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

   Overview

             The Company's revenues are generated primarily from (i) health care services provided to individuals in their home and temporary staffing of nurses in health care facilities, such as hospitals, physician offices and long-term care facilities, and (ii) staffing of physical and occupational therapists and speech/language pathologists to hospitals and long-term care facilities. A significant portion of the Company's home health care revenues are paid by insurance companies and other third-party payors, including Medicare. In fiscal 1998 and 1997, 56% and 42%, respectively, of the Company's revenues were attributable to third party payors, of which 34% and 25%, respectively, was attributable to Medicare reimbursements. The Company's revenues are recorded based on predetermined rates for services provided, less applicable allowances to reflect third party payor reimbursement requirements. The Company's revenues are subject to post-collection audit and adjustment by third-party payors. Direct expenses include direct personnel and other costs associated with the Company's home health care services and staffing.

             The Company's Gross Profit has been negatively impacted by five primary factors. First, NuMED has incurred excessive legal and other costs relating primarily from failed acquisitions. Second, in 1997, the Company retroactively modified its contract with one of its key Rehabilitation customers that was undergoing a prior Medicare audit. The modification resulted in a decrease of the Gross Profit of NuMED Rehabilitation. The Company is undertaking cost containment efforts as well as implementing new monitoring programs to reduce the level of Direct Expenses. Third, long term care facilities' uncertainty regarding the Balanced Budget Act caused a reduction in aggressive marketing by the Rehabilitation facilities. Additionally, the mix of revenue in rehabilitation therapy has shifted. Physical therapy revenue, which generally yields lower gross margins than either occupational or speech therapy, constituted a larger percentage of Net Revenues. The Company is actively pursuing more profitable types of contracts. Fourth, the mix of revenue between home health aides and skilled services has remained disproportionate. Home health aides, which generally yield lower gross margin than skilled services, constituted a larger percentage of Net Revenues. In general, third party payors are requiring that care by provided by lower skilled and less expensive caregivers. To counter this trend, the Company is pursuing alternative types of business with higher margins. Fifth, a significant portion of employees in both the Home Health and Rehabilitation Therapy division are full time. The labor burden relating to these full time employees does not fluctuate with changes in revenue. As revenue decreases, these costs result in an increased Direct Expense percentage. The Company has taken measures to impact on the proportion of full and part time employees.

             NuMED Rehabilitation experienced residual aspects from a routine Medicare audit of a 1996 cost report of one of its key customers. The customer's fiscal intermediary, in it interpretation of the Medicare prudent buyer guidelines, had concluded that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit has applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

             The Intermediary's first calculations indicated total disallowed costs of $2.1 million. The Company's client as well as representatives from the Company were successful in reducing the amount of disallowed costs from $2.1 million to $899,000. The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs and has recorded an estimated aggregate reserve. The settlement for the first year (customer's fiscal year ended June 30, 1995) of the contract was approximately $197,000. The settlement for the second year (customer's fiscal year ending June 30, 1996) of the contract was approximately $702,000.

             During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to this customer, representing disallowed costs for the client's fiscal years ending 6/30/95 ad 6/30/96. The Company is optimistic that some or all of the disallowed costs will be recovered in the appeal process. The entire disallowed cost was expensed. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. A hearing date has been established for October, 1998.

             As a result of the above audit, the Company has retroactively renegotiated its contract with this key customer to be consistent with negotiated settlements of the prior years. Even though management believes that the previous contract was well within current regulations, management also believes that the renegotiated contract could have had mitigated future adjustments from prudent buyer interpretations of this client.

             In addition, the Company then secured a $500,000 letter of credit for future potential disallowances (see Liquidity and Capital Resources) and has renegotiated the original terms with the client. Because of the anticipated success of the intermediary negotiations, the client released the $500,000 letter of credit in April 1997.

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

                                                Year Ended March 31,
                                               l998                 1997
        Revenues                               100.0%              100.0%
        Direct expenses                         76.1                78.9
                                               -----               -----
        Gross Profit                            23.9                21.1
        General and administrative
         expenses (excluding
         amortization and depreciation)         26.4                29.3
        Amortization and depreciation
         and impairment of intangibles           2.7                 2.7
                                               -----               -----
        Operating income (loss)                 (5.2)              (10.9)
        Other revenues (expenses) (loss)        (1.1)                0.1
                                               -----               -----
        Income (loss) from continuing
         operations before income tax           (6.3)              (10.8)
        Income taxes expense (benefit)           2.4                (3.2)
                                               -----               -----
        Net income (loss)                       (8.7)               (7.6)
                                               =====               =====

             Year Ended March 31, 1998 Compared to Year Ended March 31, 1997.

             Revenues decreased $2.0 million, or 8.1% to $22.6 million in fiscal 1998 from $24.6 million in fiscal 1997. Net Medicare revenues increased by $1.5 million to $7.7 million in fiscal 1998 from $6.2 million in fiscal 1997. Non-Medicare revenues, including staff relief, private duty, private pay and rehabilitation therapy decreased by $3.5 million in fiscal 1998 from fiscal 1997. The Company's new contracts as well as existing business were negatively affected by the uncertainty as a result of pending discussions and consideration of an extraordinary transaction involving the potential sale of the Company.

             Direct expenses decreased $2.2 million or 11% to $17.2 million in fiscal 1998. As a percentage of revenues, direct expenses decreased to 76.1% in fiscal 1998 from 78.9% in fiscal 1997. The increase in gross margin can be attributable to the increased labor productivity in the Home Health Division of 3.7%, while the rehabilitation division percentage remained the same. As a result, the gross profit margins increased to 24.0% in 1998 from 21.1% in 1997.

             General and administrative expenses (excluding amortization and depreciation) decreased $1.2 million or 16.4%. As a percentage of revenues, this represented a decrease to 26.4% in 1998 compared to 29.3% in 1997. In 1997 the Company expensed the repayment of the disallowed Medicare costs for one of its key customers of $899,000 (discussed under Overview). In addition, $312,000 expense resulted from Parke Home Health Care which was acquired at the beginning of fiscal 1997. There were extraordinary expenses through increased professional fees incurred in connection with failed merger acquisition discussions with Core Holdings, Inc. which was terminated on December 31, 1997. Travel expenses also increased as a result of due diligence related activities. The closing of the Cleveland financial office of NuMED resulted in one time expenses related to lease terminations and severance packages for Cleveland staff. The company also provided for a one-time increase in the reserve for potential bad debts.

             There was a marginal decrease of $47,000 in depreciation and amortization during fiscal 1998 as additional depreciation from new computer software and hardware begin this year as the company continues to automate the financial and office operations.

             Other net expenses increased to $256,000 in fiscal 1998 from $9,000 in fiscal 1997. Interest expense increased to $216,000 as borrowings under the lines of credit were used and outstanding for most of the year.

             For both the 1997 and 1998 fiscal years, the Company incurred net operating losses. As a result of the losses incurred in fiscal 1997, a tax benefit was recorded. However, as a result of the additional losses incurred in fiscal 1998, no tax benefit was recorded. In addition, for fiscal 1998 the Company recorded a valuation allowance associated with the tax benefit recorded in fiscal 1997. Thus, the net loss for the Company in fiscal 1998 was ($1,432,255) before income taxes and ($1,964,478) after income taxes compared to a net loss of $2,654,363) before income taxes and ($1,878,052) after income taxes in fiscal 1997.

   Liquidity and Capital Resources

             As of March 31, 1998 and March 31, 1997, accounts receivable were $4.3 million (40% of total assets) and $3.5 million (29% of total assets), respectively. The Company's liquidity is primarily affected by its management and collection of accounts receivable. The home health care industry is characterized by longer collection cycles, since most third-party payors require detailed documentation to support reimbursement claims and review reimbursement claims prior to payment. The Company generally has experienced collection cycles of its accounts receivable of approximately 90-120 days and has not experienced material amounts of
   write-offs.   The Company is designated to receive periodic interim
   payments (PIP) for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. PIP Payments to the national Medicare certified firms are scheduled to be replaced by PPS by the end of the year. Further, the Company's Medicare business is subject to increasing scrutiny and Medicare audits which may result in denied claims for reimbursement and write-offs of accounts receivable. If a Medicare audit revealed substantial overpayments to the Company for Medicare visits or resulted in the denial of reimbursement for a material number of visits, it would likely have a material adverse impact on the Company's results of operations and financial condition.

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

             In August 1997, the Company secured two new revolving lines of credit for the purpose of consolidation of debt service and allowance of future growth.

             The Company established a $3,000,000 credit facility, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc. and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The company replaced with the above credit line the PA Medical Concepts $150,000 credit line, Parke Home Health Care, Inc. $150,000 credit line and NuMED Home Health Care, Inc.'s $1,000,000 credit line. The outstanding balance as of March 31, 1998 was $1,596,424.

             A $2,000.000 credit facility, secured by NuMED Home Health Care, Inc. and Whole Person Home Health Care of Florida, Inc. The credit advances are limited to the aggregate accounts receivable balance of qualified accounts under 120 days.

             The Company also has renegotiated and renewed an existing line of credit for $275,000 which is fully secured by a $275,000 certificate of deposit. Interest accrues at a rate equal to the lender's certificate of deposit rate (4.85% as of March 31, 1998) plus 2.0%. No monies were drawn as of March 31, 1998 and $272,000 was drawn as of March 31, 1997.

             Pennsylvania Medical Concepts had a $150,000 line of credit secured by accounts receivable of that agency. Interest accrues at a rate equal the lender's prime rate plus .5%. There was $50,000 outstanding as of March 31, 1997.

             At March 31, 1997, there were two (2) letters of credit for $500,000 and $150,000 respectively, both secured by certificates of deposits. The $500,000 letter was returned and released in April 1997 and the $150,000 was issued in favor of a third party government payor to secure performance under the contract.

             In connection with the Company's acquisition of Parke Home Health Care effective January, 1996, the Company financed 50% of the acquisition with a 30 month term loan payable to the previous owners of Parke. The outstanding principal balance on the note at March 31, 1998 was approximately $72,000. Interest accrues on the Parke loan at the rate of eight percent (8%) per annum and is secured by the outstanding stock of Parke purchased by the Company. In connection with the Company's acquisition of Florida Nursing in fiscal 1993, the Company financed the acquisition in part with a three-year term loan payable to the previous owners of Florida Nursing. This loan was repaid in fiscal 1996. Similarly, in connection with the Company's acquisition of Total Professional in fiscal 1993, the Company financed the acquisition in part with a three-year term loan payable to the previous owner of Total Professional. This loan was also repaid in fiscal 1996.

             The Company's net income or loss has been and will continue to be impacted significantly by the non-cash charge of amortization expense of intangible assets of the Company. At March 31, 1998, net intangible assets of the Company were $4.3 million. The amortization of intangible assets in the future will decrease net income or increase net loss of the Company and may adversely affect the market price of the Company's securities.

             The Company funded its cash flow requirements through borrowings. The Company believes that its current cash reserves, current cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected operating expenses and working capital needs for at least the next 12 months.

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

             Management of the Company has been evaluating its strategy to maximize shareholder values either through the sale of the Company or merge with an equal size company in a geographical area suited for the Company to achieve economies of scale. The Company had also numerous discussions with capital infusion. The Company signed a definitive agreement with Banyan Healthcare Services, Inc. ("Banyan"). Banyan was formed to acquire health care related companies to consolidate and provide full services. In June, 1998, the Company terminated its discussions due to issues raised by the Company's independent accountant and legal advisors. In connection, the Company incurred more than $130,000 in professional fees.

   Impact Of Year 2000

             Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

             The Company has completed an assessment, its major accounts receivable and information system (HCIS) is the year 2000 compliant. A software upgrade, which is currently available will be required to be purchased for its financial reporting and accounts payable system. The total cost of this project will be less than five hundred dollars.

   ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The following documents are filed as a part of this report at the pages indicated:

                                                                        Page
        1.   Report of Independent Auditors                              F-1

        2.   Consolidated Balance Sheets as of
             March 31, 1998 and 1997                                     F-2

        3.   Consolidated Statements of Operations for the
             Years Ended March 31, 1998 and 1997                         F-3

        4.   Consolidated Statements of Stockholders' Equity for
             Years Ended March 31, 1998 and 1997                         F-4

        5.   Consolidated Statements of Cash Flows for the Years
             Ended March 31, 1998 and 1997                               F-5

        6.   Notes to Consolidated Financial Statements                  F-6

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

             None

                                    PART III

   ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

             The following table sets forth certain information with respect to the directors and executive officers of the Company.

       Name                 Age            Position with Company
   Jugal K. Taneja          54             Chairman of the Board, Chief
                                           Executive Officer and Director
   Susan J. Carmichael      50             President and Director
   Robert P. Ottman         55             Director
   Thomas V. Chema          50             Director
   Judi M. Kelly*           42             Director

   *resigned 3/31/98


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

             Pursuant to Article X of the Company's By-Laws, on January 20, 1996, the Board of Directors amended the By-Laws to classify the members of the Board of Directors into three groups of not less than two nor more than three Directors each, with terms expiring in alternate years. As a result, the term of office of Messrs. Diroff and Rowland expired at the 1996 Annual Meeting of Shareholders. The term of office of Mr. Chema and Ms. Kelly expires at the second annual meeting after their initial election and when their successors are elected and qualified. As there was no annual meeting in 1997, the terms of Ms. Kelly and Mr. Chema will expire at the 1998 annual shareholders meeting when their successors are qualified. The terms of Ms. Carmichael and Messrs. Taneja and Ottman expire at the third Annual Meeting of Shareholders. Ms. Kelly resigned on March 31, 1998. At present there are three vacancies.

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

             Robert P. Ottman has served as a Director of the Company since 1991. Mr. Ottman formed R. Ottman & Co. in 1989, a strategic management consulting firm. Prior to forming R. Ottman & Co., Mr. Ottman held six positions each of increasing responsibility over the five years of his employment at AMSCO. He then served as Executive Vice President of Champion Bolt Corporation, Erie, Pennsylvania.

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

   Other Key Employees

             Peggy A. Loesch, RN, BSN age 46, is the Vice President-Operations and oversees the Company's clinical operations while working with the Company Administrators in obtaining accreditation from the Joint Commission on Accreditation of Healthcare Organizations in the respective firms.


             Allan H. Cheiken, 54, is the Executive Vice-President of and oversees the operations of NuMED Rehabilitation. Prior to the April 1995 acquisition of the assets of Care Management Services, Inc. and North American Rehabilitation, Inc., Mr. Cheiken was the President and Chief Executive Officer of Rehab America, Inc. and its wholly-owned subsidiaries.

   ITEM 10.  EXECUTIVE COMPENSATION.

   Executive Compensation

             The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and the President. No other executive officer of the Company earned salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1998.

                                                     Summary Compensation Table
                                    Fiscal                                  Other Annual        Number of Shares
   Name and Principal Position      Year          Salary        Bonus       Compensation        Underlying Options
   Jugal K. Taneja                  1998          $160,000       ---        $44,000(1)(2)            ---
   Chairman of the Board and        1997          $160,000     $17,877      $30,000(1)             640,000 (5)
   Chief Executive Officer

   Susan J. Carmichael              1998          $130,000       ---        $ 9,000(4)(6)            ---
   President and Director           1997          $130,000     $16,677      $44,042(3)(4)          350,000 (5)

   (1) Represents meal and lodging expenses of $2,000 per month paid to Mr. Taneja while located in Florida.  $18,000 paid during fiscal year 1998 and a monthly automobile allowance of $500.
   (2) Represents moving expenses.  $20,000 paid during fiscal year 1998.
   (3) Represents accumulated vacation of $38,042 paid during fiscal year 1997.
   (4) Represents lodging expenses of $500 per month paid to Ms. Carmichael.  $4,500 paid during fiscal year 1998
   (5) Includes 540,000 warrants issued to Mr. Taneja and 270,000 warrants issued to Ms. Carmichael issued for certain terms of employment agreement.  See details under Employment Agreements.
   (6) Represents a monthly automobile allowance of $500 paid to Ms. Carmichael.  $4,500 paid during fiscal year 1998.


             No options were granted during the fiscal year ended March 31, 1998. The following table sets forth information with respect to options granted during the fiscal year ended March 31, 1997 to executive officers named in the Summary Compensation Table.

                     Options Granted During Fiscal Year 1997

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
                                                                  expiration

             The following table sets forth information with respect to the year-end value of unexercised options held by the executive officers named in the Summary Compensation Table. There were no stock option exercises by such executive officers during fiscal 1998 or 1997 and all unexercised options held at fiscal year end are currently exercisable.

                             Year-End Option Values

                              Number of Shares            Value of
                                 Underlying              Unexercised
                            Unexercised Options      In-the Money Options
                             at March 31, 1998        at March 31, 1998

   Jugal K. Taneja                920,000                  $27,600
   Susan J. Carmichael            450,000                   22,400

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

   Stock Plans

             The Company maintains three stock plans (the "Plans") to attract, motivate and retain key employees and outside directors of the Company. The Plans have been adopted by the Company's Board of Directors and were approved by the shareholders of the Company at the Company's 1994 Annual Meeting of Stockholders. Prior to the adoption and approval of the Plans, the Company granted options to purchase in the aggregate 220,000 shares of Common Stock to certain executive officers and directors of the Company at exercise prices ranging from $2.188 per share to $5.00 per share. 20,000 options have been canceled. The following is a brief discussion of each of the Plans. In connection with the Offering, the Company agreed that it may not grant options in excess of 15% of the issued and outstanding shares of Common Stock until February 8, 1996 in the absence of shareholder approval.

             1994 Employee Stock Option Plan. The Company's 1994 Employee Stock Option Plan (the "1994 Plan") provides for the grant of incentive stock options and non-qualified stock options to purchase up to 750,000 shares of Common Stock. Each option will have an exercise price equal to the fair market value of the Common Stock on the date of grant, except for grants of incentive stock options to beneficial owners of 10% or more of the Common Stock, which will contain an exercise price equal to 110% of fair market value on the date of grant. Individuals eligible to participate in the 1994 Plan are employees and officers of the Company and its subsidiaries. Options to purchase 180,000 and 392,000 were issued in fiscal 1997 and 1996 respectively. 20,000 options were exercised and 12,000 were canceled during fiscal 1997.

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

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

             The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 29, 1998 with respect to:
   (i) each of the Company's directors and the executive officers named in the Summary Compensation Table; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                  Shares Beneficially Owned
      Beneficial Owner                               Number        Percent

   Jugal K. Taneja (1) (8)                         1,615,864         27.0%
   5770 Roosevelt Boulevard, Suite 700
   Clearwater, Florida  33760

   Susan J. Carmichael (2) (7)                       504,677          9.4%
   5770 Roosevelt Boulevard, Suite 700
   Clearwater, Florida  33760

   Robert P. Ottman (3) (4)                           44,306           *
   3939 West Ridge Road
   Erie, Pennsylvania  16506

   Thomas V. Chema (3)                                29,120           *
   1100 Huntington Building
   925 Euclid Avenue
   Cleveland, Ohio 44115

   Judi M. Kelly (3)                                       0           *
   P.O. Box 66413
   St. Petersburg Beach, Florida 33736

   Turkey Vulture Fund XIII Limited                  485,000          9.8%
   7001 Center Street
   Mentor, Ohio  44060

   Executive Officers and Directors as
    a Group (7 Persons) (6)                        2,221,027         38.4%


        * Less than one percent.

        (1) Includes beneficial ownership of (i) 169,880 shares of Common Stock owned by First Delhi Trust, a trust for Mr. Taneja's sons over which he exercises voting rights, and (ii) 280,000 shares issuable under currently exercisable stock options. Excludes 209,820 shares beneficially owned by his wife, Manju Taneja, as to which Mr. Taneja exercises no voting or disposition rights. Excludes 100,000 shares issuable under stock options granted on April 1, 1996 pursuant to the 1994 Employee Stock Option Plan that are not yet exercisable.

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

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             Pursuant to the terms of the Underwriting Agreement entered into between the Company and A. T. Brod, Brod received in connection with the Offering various fees, commissions and underwriting discounts totaling approximately $1.3 million. The Company granted Brod an option to purchase 100,000 units to the underwriters. The exercise price of the units purchased pursuant to the option is $11.96 per unit. In April of 1997, the Company exchanged one share of common stock for each unit.

             During fiscal 1998 and 1997, the Company leased certain office furniture and equipment from Bancapital for a total cost of $28,000 per year. Bancapital also held the lease for the Company's Cleveland financial office. The lease was terminated 3/31/97 when operations were moved to Florida.

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

   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)  Exhibits

        The following exhibits are filed with this report:

 Sequential
Exhibit Number      Description of Document                             Page #

2.1     Asset Purchase Agreement by and between NuMED Home Health
           Care, Inc., Care Management Services, Inc., North American Rehabilitation Services, Inc. and Rehab America, Inc., dated November 3, 1994.(7)

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

10.29   NuMED Home Health Care, Inc. 1994 Employee Stock Option Plan.
           (Filed as Exhibit No. 99(b) to registration statement on Form S-8, File No. 33-90966).(8)

10.30   NuMED Home Health Care, Inc. Employee Stock Purchase Plan. (Filed
           as Exhibit No. 99(c) to registration statement on Form S-8, File No. 33-90966).(8)

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

27      Financial Data Schedule.


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

   (12) Incorporated by reference to the Company's form 10-QSB for the quarter ended September 30 1996 - Jugal K. Taneja.

   (13) Incorporated by reference to the Company's form 10-QSB for the quarter ended September 30, 1996 - Susan J. Carmichael.

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

                         Report of Independent Auditors

   To the Stockholders and Board of Directors of NuMED Home Health Care, Inc. and Subsidiaries
   Clearwater, Florida

   We have audited the consolidated balance sheets of NuMED Home Health Care, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuMED Home Health Care, Inc. and subsidiaries at March 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                            ERNST & YOUNG LLP


   Cleveland, Ohio
   June 29, 1998

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                       March 31
                                                 1998             1997
   Assets
   Current assets:
     Cash and cash equivalents                 $59,725          $797,440
     Cash deposits securing contractual
        arrangements                         1,275,980         1,875,000
                                            ----------        ----------
                                             1,335,705         2,672,440
     Accounts receivable, net of
        allowances for doubtful accounts
        of $304,796 in 1998 and $302,507
        in 1997                              4,343,476         3,545,782
     Prepaids, inventories, and other
        current assets                         335,825           282,093
                                            ----------        ----------
   Total current assets                      6,015,006         6,500,315

   Property and equipment, net                 382,928           389,017
   Goodwill, net of accumulated
     amortization of $1,098,913
     in 1998 and $753,570 in 1997            4,081,222         4,426,563
   Other intangible assets, net of
     accumulated amortization of
     $1,912,826 in 1998 and $1,796,412 in
     1997                                      242,563           348,958
   Deferred tax and other                       35,185           551,447
                                            ----------        ----------
   Total assets                            $10,755,904       $12,216,300
                                            ==========        ==========
   Liabilities and stockholders' equity
   Current liabilities:
     Trade accounts payable                   $289,850          $289,844
     Accrued salaries and payroll related    1,291,419         1,421,538
     Accrued expenses                          278,055           412,517
     Estimated amounts due to third-party
        payors                                  21,345           158,282
     Short-term borrowings                   1,596,424                 0
     Current portion of long-term
        obligations                             97,053           614,331
                                            ----------        ----------
   Total current liabilities                 3,574,146         2,896,512

   Long-term obligations, less current
     portion                                   917,427         1,112,807
                                            ----------        ----------
   Total liabilities                         4,491,573         4,009,319
   Stockholders' equity:
     Preferred stock, authorized
        2,000,000, no shares issued or
        outstanding                                  0                 0
     Common stock, $.001 par value,
        authorized 48,000,000 shares,
        5,010,219 shares issued                  5,010             5,010
     Additional paid-in capital             10,653,754        10,679,113
     Treasury stock, 43,599 and 67,075
        shares of common stock at cost,
        respectively                           (87,634)         (134,821)
   Accumulated deficit                      (4,306,799)       (2,342,321)
                                            ----------        ----------
   Total stockholders' equity                6,264,331         8,206,981
                                            ----------        ----------
   Total liabilities and stockholders'
     equity                                $10,755,904       $12,216,300
                                            ==========        ==========

   See notes to consolidated financial statements.

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                  Years Ended March 31
                                                  1998             1997

   Revenues                                 $22,649,516      $24,590,951
   Direct expenses                           17,240,737       19,411,870
                                             ----------       ----------
   Gross profit                               5,408,779        5,179,081

   General and administrative expenses:
     Salaries and benefits                    3,543,928        3,500,172
     Operating expenses                         865,684          976,704
     Professional fees                          371,436          370,860
     Occupancy expenses                         802,754          840,157
     Insurance                                  293,062          342,651
     Amortization and depreciation              604,479          651,897
     Bad debt expense                           103,733          243,191
     Other contractual settlement                     0          899,000
                                             ----------       ----------
   Total general and administrative           6,585,076        7,824,632
                                             ----------       ----------
   Operating loss                            (1,176,297)      (2,645,551)

   Other revenues (expenses):
     Interest income                            112,373           91,882
     Interest expense                          (215,572)         (96,816)
     Other                                     (152,759)          (3,878)
                                             ----------       ----------
   Total other revenues (expenses)             (255,958)          (8,812)
                                             ----------       ----------
   Loss before income tax expense (benefit)  (1,432,255)      (2,654,363)
   Income tax expense (benefit)                 532,223         (776,311)
                                             ----------       ----------
   Net loss                                 $(1,964,478)     $(1,878,052)

   Net loss per share-basic and diluted          $(0.40)          $(0.38)
                                             ==========       ==========
   Weighted average shares outstanding-
     basic and diluted                        4,950,845        4,929,752

   See notes to consolidated financial statements.

                                            NuMED Home Health Care, Inc. and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity
                                                            Additional
                                        Common Stock         Paid-in    Accumulated     Treasury Stock
                                     Shares     Dollars      Capital      Deficit     Shares    Dollars       Total
   Balance at April 1, 1996         5,010,219      $5,010  $10,708,176    $(464,269)  (46,023)  $(68,138) $10,180,779

   Net loss                                                              (1,878,052)                       (1,878,052)

   Exercise of options                                          (1,684)                20,000     30,885       29,201

   Purchase of treasury shares                                                       (100,000)  (201,000)    (201,000)

   Shares issued under employee
    stock purchase plan                                        (27,379)                58,948    103,432       76,053
                                   ----------  ----------   ----------   -------------------- ----------   ----------
   Balance at March 31, 1997        5,010,219       5,010   10,679,113   (2,342,321)  (67,075)  (134,821)   8,206,981

   Net loss                                                              (1,964,478)                       (1,964,478)

   Shares issued under employee
    stock purchase plan                                        (25,359)                23,476     47,187       21,828
                                   ----------  ----------   ----------   ---------- --------- ----------   ----------
   Balance at March 31, 1998        5,010,219      $5,010  $10,653,754  $(4,306,799)  (43,599)  $(87,634)  $6,264,331
                                   ==========  ==========   ==========   ========== ========= ==========   ==========

   See notes to consolidated financial statements.

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                        Years Ended
                                                    1998           1997

   Cash flows from operating activities
   Net loss                                     $(1,964,478)    $(1,878,052)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
     Depreciation and amortization                  604,479         651,897
     Provision for uncollectible accounts           103,733         243,191
     Cash deposits securing contractual
        arrangements                                      0          42,014
     Loss on sale or disposal of property,
        plant and equipment                               0             269
     Increase (decrease) in cash due to net
        changes in operating
        assets and liabilities:
     Accounts receivable                           (901,427)        983,633
     Prepaids and other current assets              (53,732)        (54,595)
     Accounts payable and accrued expenses         (401,512)       (229,602)
     Deferred charges and other                     499,897        (519,337)
                                                 ----------      ----------
   Net cash provided by (used in) operating
     activities                                  (2,113,040)       (760,582)

   Cash flows from investing activities
   Purchase of property and equipment              (129,289)       (261,267)
   Purchase of accounts receivable lists                  0         (48,559)
                                                 ----------      ----------
   Net cash provided by (used in) operating
     activities                                    (129,289)       (309,826)

   Cash flows from financing activities
   Proceeds from borrowings                       9,979,258       2,335,200
   Payments on borrowings                        (9,095,492)     (1,473,432)
   Proceeds from issuance of stock through
     employee purchase plan                          21,828          76,053
   Proceeds from the issuance of stock through
     exercise of stock options                            0          29,201
   Cash securing letters of credit                  599,020        (500,000)
   Purchase of treasury stock                             0        (201,000)
   Collection of note receivable                          0         106,966
                                                 ----------      ----------
   Net cash provided by (used in) financing
     activities                                   1,504,614         372,988
                                                 ----------      ----------
   Increase (decrease) in cash and cash
     equivalents                                   (737,715)       (697,420)
   Cash and cash equivalents at beginning of
     year                                           797,440       1,494,860
                                                 ----------      ----------
   Cash and cash equivalents at end of year         $59,725        $797,440
                                                 ==========      ==========
   Supplemental disclosure

   Interest paid during the year                   $197,105         $94,270
                                                 ==========      ==========
   Income taxes paid during the year                     $0              $0
                                                 ==========      ==========

   See notes to consolidated financial statements.

                  NuMed Home Health Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 1998 and 1997

   A.   Summary of Significant Accounting Policies

   Basis of Presentation

   The consolidated financial statements include the accounts of NuMED Home Health Care, Inc. (NuMED or the Company) and its wholly-owned subsidiaries: Whole Person Home Health Care of Ohio, Inc. (Whole Person in OH) and subsidiaries, Whole Person Home Health Care, Inc. (Whole Person in PA), Pennsylvania Medical Concepts, Inc. (PA Medical Concepts), Whole Person Home Health Care of Florida, Inc. dba Total Professional Health Care (Total Professional), Silver Moves, Inc. dba Florida Nursing Services (Florida Nursing), Countryside Health Services, Inc. (Countryside), Parke Home Health Care, Inc. (Parke) and NuMED Rehabilitation (NuMED Rehab). Intercompany transactions between NuMED and its subsidiaries have been eliminated in the consolidated financial statements.

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

   Revenues

   Net revenues for home health care services are recorded at established rates less contractual allowances. Revenues are recorded as services are performed. The Company has arrangements with certain third-party payors under which the Company is paid a prospectively determined price for services provided. Contractual adjustments under reimbursement agreements with third-party payors, including retroactive adjustments, are estimated and accrued in the period which services were rendered. Estimates are adjusted, if necessary, in the period final settlements are determined.

   Revenues from third-party payors for the years ended March 31, 1998 and 1997 were approximately $12,785,000 and $10,327,000, respectively. Certain of these revenues (primarily Medicare) are subject to cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Allowances are provided, as necessary, to reflect the excess of the established rates over rates based on third-party arrangements.

   Approximately 34% and 25% of 1998 and 1997 revenues, respectively, were derived from the Medicare program. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquires have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory penalties.

   Concentration of Credit Risk

   The Company's concentration of credit risk relating to accounts receivable is limited due to the diversity of patients and payors. Accounts receivable primarily consist of amounts due from government programs, commercial insurance companies, private pay patients, hospitals, long-term care facilities and other group insurance programs. Excluding governmental programs, no one payor source represents more than 10% of the Company's accounts receivable or revenues for 1998. The Company recognized 16% of its revenue from a single customer in 1997. This customer terminated their relationship in 1998. The Company maintains an allowance for uncollectible accounts based on the expected collectibility of accounts receivable.

   Cash and Cash Equivalents

   Cash equivalents represent highly liquid investments with original maturities of less than 90 days. Cash and cash equivalents excludes cash deposits used to secure contractual obligations.

   Inventories

   Inventories are carried at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Inventories consist of disposable medical supplies.

   Property and Equipment

   Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives for financial and tax reporting purposes. Repairs and maintenance costs are expensed as incurred. Additions, betterments, and major renewals are capitalized.

   Goodwill

   Goodwill, representing the excess of the cost over the net assets of acquired businesses, after allocation to other identifiable intangible assets, is amortized on the straight-line basis over fifteen years. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced based on the estimated shortfall of discounted cash flows at such time an impairment in value of goodwill has occurred. Based on the Company's review as of March 31, 1998, no impairment of goodwill was evident.

   Other Intangible Assets

   Other intangible assets consist of customer lists, covenants not to compete and various leaseholds and are amortized over their estimated useful life up to a maximum of 10 years.

   Financial Instruments

   The carrying values of cash and cash equivalents, cash deposits securing contractual arrangements, accounts receivable and accounts payable are reasonable estimates of their fair value due to the short-term nature of these financial instruments. The carrying value of the Company's borrowings under the revolving credit agreements approximate fair value.

   Earnings Per Share

   In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128). Accordingly, basic net income
   (loss) per share was computed based on the weighted average number of common shares outstanding during the fiscal year. Dilutive net income
   (loss) per share was computed based on the weighted average number of common shares outstanding plus the shares that would be outstanding assuming exercise of dilutive securities. Per share amounts for the prior period were restated, as necessary, to conform to the provisions of SFAS 128.

   Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO
   No. 25, because the exercise price of the Company's employee stock options and warrants is not less than fair market price of the shares at the date of the grant, no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS No. 123, is presented in footnote F.

   Recently Issued Accounting Pronouncements

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopte the new requirements retroactively in fiscal 1999. Management has not completed its review of Statement 131, but does not anticipate that adoption will have a significant effect on the Company's disclosures.

   Reclassifications

   Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

   B.   Property and Equipment

   Property and equipment consist of the following:

                                                    March 31
                                              1998             1997

   Equipment                                 $568,113        $453,566
   Furniture and fixtures                     121,210         107,831
   Leaseholds                                  77,562          76,199
                                             --------        --------
                                              766,885         637,596
   Less accumulated depreciation              383,957         248,579
                                             --------        --------
                                             $382,928        $398,017
                                             ========        ========


   C.   Short-Term Borrowings

   In August 1997, the Company secured two new revolving lines of credit for the purpose of consolidation of debt service, payment of outstanding balances on two $150,000 lines of credit and to fund future growth. The first, a $3,000,000 credit facility, is secured by accounts receivable and cash balances of NuMED, NuMED Rehab, Florida Nursing, Countryside, PA Medical Concepts and Parke. The second, a $2,000,000 credit facility, is secured by accounts receivable and cash balances of NuMED and Total Professional. Advances under these lines are limited to 80% of qualified accounts receivable under 120 days old. The outstanding balance of these lines at March 31, 1998 was $1,596,424. The lines bear interest at 2% above the prime rate as designated by Fleet National Bank of Connecticut, N.A. (10.5% at March 31, 1998).

   D.   Long-Term Obligations

   Long-term obligations consist of the following:

                                                       March 31
                                                   1998          1997

   $1,250,000 line of credit ($1,000,000 at
     March 31, 1997) with interest payable
     monthly at 175 basis points above the
     90 day certificate of deposit rate
     (7.4% at March 31, 1998).  This
     agreement is collateralized by two
     certificates of deposits.                   $901,000    $1,000,000
   36 month term note payable in monthly
     principal and interest installments
     of $1,389 through March 15, 2000 at
     an annual rate of 10%.  This note is
     unsecured.                                    28,990        43,043
   30 month term note payable to the
     previous owners of Parke payable in
     monthly principal installments of
     $11,987 through October 1, 1998 at an
     annual rate of 8%.  The note is
     secured by the common stock of Parke.         71,922       215,768
   30 month term note payable to the
     previous owners of Parke payable in
     monthly principal installments of
     $833 through October 1, 1998 at an
     annual rate of 8%.  The note is
     secured by the common stock of Parke.          5,000        15,000
   $275,000 line of credit with interest
     payable monthly at 200 basis points
     above the 90 day certificate of
     deposit rate.                                      0       272,000
   $150,000 line of credit with interest
     payable monthly at 50 basis points
     above the prime rate as published by
     National City Bank.                                0        50,000
   $150,000 line of credit with interest
     payable monthly at the prime rate as
     published by Fifth Third Bank.                     0        75,000
   Other                                            7,568        56,327
                                                ---------     ---------
                                                1,014,480     1,727,138
   Less current portion of long-term
     obligations                                   97,053       614,331
                                                ---------     ---------
                                                 $917,427    $1,112,807
                                                =========     =========



   The amounts of long term obligations due in each of the next three years are as follows:

                      1999                    $97,053
                      2000                    913,563
                      2001                      3,864
                                            ---------
                                           $1,014,480
                                            =========

   As of March 31, 1998, NuMed has $624,000 available out of a total of $1,525,000 on existing long-term lines of credit.

   E.   Stockholders' Equity

   During fiscal 1997, NuMED purchased 100,000 shares at $2.01 per share. No treasury shares were purchased in fiscal 1998.

   F.   Stock and Benefit Plans

   A summary of the Company's stock option activity, and related information for the years ended March 31, 1998 and 1997 is shown in the following table in accordance with SFAS No. 123:

                                                  1998                         1997
                                                        Weighted-                     Weighted-
                                                         Average                       Average
                                          Optioned       Exercise       Optioned       Exercise
                                           Shares         Price          Shares         Price
   Outstanding beginning of year          2,168,040          $3.06      1,194,120          $3.28
   Granted-Market price equals exercise
    price                                                                 218,760           2.64
   Granted-Market price is less than
    exercise price                                                        850,000           2.74
   Exercised                                                              (20,000)          1.46
   Canceled                                                               (74,840)          2.08
                                          ---------         ------      ---------        -------
   Outstanding at end of year             2,168,040          $3.06      2,168,040          $3.06
                                          =========         ======      =========        =======
   Exercisable at end of year             2,091,184          $3.07      2,034,666          $3.09
                                          =========         ======      =========        =======
   Weighted-average fair value of
     options granted during year:
     Market price equals exercise
      price                                $                                $1.46
     Market price is less than
      exercise price                       $                                $0.72
   Reserved for future grants               340,000                       340,000
                                          =========                    ==========


   Exercise prices for optioned shares outstanding as of March 31, 1998 ranged from $1.22 to $5.17. A summary of these options by range of exercise prices is shown as follows:

                        Outstanding               Exercisable         Weighted-
                                Weighted-                Weighted-     Average
                                 Average                  Average     Remaining
       Range of      Optioned   Exercise     Optioned    Exercise    Contractual
   Exercise Prices    Shares      Price       Shares       Price     Life (years)
   < $2.00            264,640      $1.29       246,444      $1.28            2.25
   $2.00-$2.99      1,230,000       2.60     1,230,000       2.60            3.00
   $3.00-$3.99        193,400       3.26       134,740       3.32            2.48
   $4.00-$4.99            -           -            -           -               -
   > $5.00            480,000       5.14       480,000       5.14            1.86
                    ---------      -----     ---------      -----           -----
                    2,168,040      $3.06     2,091,184      $3.07            2.61
                    =========      =====     =========      =====           =====


   Pre-Plan Stock Options

   During fiscal 1992 and 1993, the Board of Directors reserved 300,000 shares of common stock for the formation of a stock plan for executives. 220,000 shares were granted based at the average bid price which ranged from $2.19 to $5.00. As of March 31, 1998 no options have been exercised.

   1994 Employee Stock Option Plan

   Effective April 6, 1995, this plan provides for the grant of incentive stock options and non-qualified stock options to purchase up to 750,000 shares of common stock. Each option will have an exercise price equal to the fair market value of the common stock on the date of the grant, except for the grants of incentive stock options to beneficial owners of 10% or more of the common stock, which will contain an exercise price equal to 110% of fair market value on the date of grant. Employees and officers of NuMED and its subsidiaries are eligible to participate in the 1994 Plan. On April 18, 1995, 200,000 options were granted to five officers of the Company at a price of $1.22 and 50,000 options were granted to one officer of the Company at a price of $1.34. On September 1, 1996, 10,000 options were granted to one officer of the Company at $1.70. On March 29, 1996, 60,000 options were granted to three officers of the Company at price of $2.37 and a block of up to 100,000 options to be granted at the discretion of management was authorized at $2.37 of which 72,000 were granted. A total of 392,000 options were granted during fiscal 1997.

   On April 1, 1996, 180,000 options were issued to two officers of the Company at prices ranging from $2.37 to $2.61 The options are exercisable after a six month holding period. As of March 31, 1998, under the 1994 Employee Stock Option Plan, 20,000 options have been exercised.

   Employee Stock Purchase Plan

   Effective April 6, 1995, regular full-time or part-time employees (excluding those who work less than 20 hours per week, those who have not completed a ninety day orientation period and those employees who own 5% or more of the common stock) are permitted to purchase common stock at 85% of the fair market value up to a maximum of 15% of his or her total annual compensation. The plan limits total employee purchases to a maximum of 250,000 shares and individual employee purchases to $25,000 annually. Payroll deductions commenced in May 1995.

   Outside Director and Advisory Board Member Stock Option Plan

   This plan provides for an annual grant of non-qualified stock options to each outside director of NuMED who is not an employee and to each Advisory Board Member who is a professional representing each medical area in which NuMED provides services. Each option has an exercise price equal to the fair market value of the common stock on the date of grant, and options vest over a three year period with one third vesting on each anniversary date of the grant. Currently, NuMED has approximately 28 advisory board members and 5 outside directors. Advisory Board Members who refer clients to NuMED are not permitted to participate in the plan. The first date of grant was July 1, 1994 and options to purchase 48,240 shares of common stock were granted to outside directors and 19,880 options were granted for eligible Advisory Board Members in fiscal 1996 and 1995. On July 1, 1996 60,300 options to purchase were granted to outside directors and 18,460 options were granted to Advisory Board Members. As of March 31, 1998, 22,716 options have vested.

   401(K) Plan

   Effective September 1, 1995, NuMED sponsors a 401(k) plan. Regular full-time or part-time employees (excluding those who have not completed a ninety day orientation period and those who work less than 500 hours per year) are eligible to participate in the plan. NuMED may contribute to the plan on a discretionary basis. There is a one-year service requirement for participation in the employer discretionary matching contribution and a two-year cliff vesting requirement for each discretionary employer contribution. NuMED did not contribute to the plan during fiscal 1998 or 1997.

   Warrants

   During fiscal 1997, warrants for the purchase of 810,000 common shares were issued to two officers of the Company, resulting from an amendment to their employment agreements. These warrants are exercisable at $2.75 and forfeited if not exercised during the terms of the employment agreements.

   The fair value for the above options and warrants was estimated at the date of grant using a Black Scholes option pricing model with the following weighted-average assumptions for all options and warrants granted in 1997 (no options or warrants were granted or canceled in 1998):


              Risk-free interest rate                   6.36%
              Expected life of option                  3 years
              Expected dividend yield of stock          0.00%
              Expected volatility of stock              0.891

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


                                              1998          1997

           Pro forma net loss             $(1,964,478)   $(2,494,000)

           Pro forma net loss per share         $(.40)         $(.50)

   Due to the required phase-in provisions, the effects of applying SFAS
   No. 123 to arrive at the above pro forma amounts are not representative of the expected effects on pro forma net income or earnings per share in future years.

   G.   Commitments and Contingencies

   Professional Liability Insurance

   NuMED carries professional liability insurance for $1,000,000 per occurrence and aggregate claims up to $3,000,000 per year for its Home Health division and $2,000,000 per occurrence and aggregate claims up to $4,000,000 per year for its Rehabilitation division. The Company has no pending malpractice claims.

   Employee Group Insurance

   NuMED is partially self-insured for its employee health insurance. The Company has accrued its best estimate of self-insured liabilities, including incurred but not reported claims. NuMED is responsible for individual employee claims up to $35,000 and aggregate claims up to a certain pre-determined amount annually based upon plan participation.

   Lease Commitments

   The Company leases its office space and certain office equipment under various operating leases. Rent expense for the years ended March 31, 1998 and 1997 was approximately $470,000 and $532,000, respectively. Future lease commitments are as follows:

                       1999                  $354,397
                       2000                   242,371
                       2001                   164,205
                       2002                    22,846
                       2003                     2,013
                       Thereafter                   0

   H.   Related Party Transactions

   Several lease agreements were entered into by the Company with Bancapital Corporation (Bancapital), which is owned and controlled by a principal shareholder of NuMED. The agreements provide that Bancapital will furnish certain office furniture and equipment in return for lease payments. Management believes these payments are reasonable and customary for the equipment provided. NuMED leased the office furniture and equipment from Bancapital for a total cost of $28,000 in both 1998 and 1997.
   Bancapital entered into a contract for the lease of one of NuMED's offices. The lease was guaranteed by a principal shareholder of NuMED. NuMED paid the office lease directly. This arrangement was terminated on March 31, 1997.

   I.   Other Contractual Settlement

   The Rehabilitation division's largest customer in 1997 underwent a routine Medicare audit of its cost report. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, concluded that the cost of certain professional contract therapy services provided by the Company exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

   The Company was contractually obligated to repay this customer the amount of Medicare disallowed costs of $899,000. The entire amount paid was expensed in 1997. The Company intends to vigorously pursue all avenues of appeal to recover these costs. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. A hearing date has been established for October 1998.

   During 1997, the Company obtained a $500,000 letter of credit for future potential disallowances. The customer released the $500,000 letter of credit in April 1997.

   J.   Income Taxes

   The provision (benefit) for income taxes consists of the following:

                                                1998               1997
   Federal:
     Current                                 $(184,211)        $(171,313)
     Deferred                                  679,034          (604,998)
                                              --------          --------
                                               494,823          (776,311)
   State and local                              37,400                 0
                                              --------          --------
   Total                                      $532,223         $(776,311)
                                              ========          ========

   Deferred taxes reflect the impact of temporary differences between the financial statements and tax bases of assets and liabilities, primarily relating to accrued expenses and valuation allowances.

   The components of deferred tax assets and liabilities are as follows:

                                               1998             1997
   Deferred tax assets:
     Net operating loss carryforward          $949,142         $519,825
     Accounts receivable reserves              113,870           76,471
     Accrued expenses                           43,388           67,726
     Depreciation and amortization               8,127              305
     Other                                       3,100            1,480
                                             ---------        ---------
                                             1,117,627          665,807
   Valuation allowances                     (1,117,627)               0
   Deferred tax liabilities                          0                0
                                             ---------        ---------
   Net deferred tax assets                    $      0         $665,807
                                             =========        =========
   Current deferred tax assets                $      0         $144,197

   Long-term deferred tax assets                     0          521,610
                                             ---------        ---------
   Net deferred tax assets                    $      0         $665,807
                                             =========        =========


   A reconciliation to the effective income tax rate to the Federal statutory rate follows:

                                                   1998        1997

   Tax at statutory rate                            (34)%       (34)%
   Amortization of excess purchase price              3           2
   Nondeductible expenses                             0           1
   Other, net                                         2           2
   State and local taxes                             (2)          0
   Prior year valuation reserve adjustment           26           0
   Current year valuation reserve                    42           0
                                                  -----       -----
                                                    37%         (29)%
                                                  =====       =====

   At March 31, 1998, the Company has net operating loss carryforwards, net of carrybacks, of approximately $2,853,000 which will be available to offset future taxable income through fiscal 2018. For financial reporting purposes, valuation allowances have been recognized to offset the deferred tax assets related to the net operating loss carryfowards due to the uncertainty as to future recognition.

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NuMED Home Health Care, Inc.

   Dated:  July 10, 1998       By: /s/ Jugal K. Tanega
                               Jugal K. Taneja, Chief Executive Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                     Date

   /s/ Jugal K. Taneja               Chairman of the Board,    July 10, 1998
   Jugal K. Taneja                   Chief Executive Officer
                                     and Director

   /s/Susan J. Carmichael            President and Director    July 10, 1998
   Susan J. Carmichael

   /s/Thomas V. Chema                Director                  July 10, 1998
   Thomas V. Chema

   /s/Robert P. Ottman               Director                  July 10, 1998
   Robert P. Ottman

   /s/Marilyn Maginnes               Principal Accounting      July 10, 1998
   Marilyn Maginnes                  Officer, Senior Controller