Form 10KSB40/A
period 1998-03-31
NUMED HOME HEALTH CARE INC
filed 1998-07-29
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

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

   10.37 Employment and Non-Competition Agreement by and between Parke Home Health Care, Inc. and Pamela Metz dated April 8, 1996.

   10.38 Amendments to employment agreement dated 9/1/96 between NuMED and Susan J. Carmichael.

   10.39 Amendments to employment agreement dated 9/1/96 between NuMED and Jugal K. Taneja.

   21         Subsidiaries of NuMED Home Health Care, Inc.

   23  ##     Consent of Ernst & Young LLP.

   99  ##     Form 11-K for the year ended March 31, 1998 of NuMED Home
              Health Care, Inc., Employee Stock Purchase Plan

   ------------
   ##  Filed herewith

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