Form 10QSB
period 1998-06-30
NUMED HOME HEALTH CARE INC
filed 1998-08-24
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB



                 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 1998
                                       or
              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12992


                          NuMED HOME HEALTH CARE, INC.
        (Exact name of small business issuer as specified in its charter)


                    STATE OF NEVADA                 34-1711764
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     identification No.)


         5770 Roosevelt Boulevard, Suite 700, Clearwater, FL     346204
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


   The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 14, 1998 was 4,966,620 (exclusive of Treasury Shares).

                NuMED Home Health Care, Inc. and Subsidiaries
                        Consolidated Balance Sheets

                                                         June 30             March 31
                                                          1998                 1997
                                                         -------             --------
                       ASSETS
   Current assets:
     Cash and cash equivalents                          $   146,599        $    59,725
     Cash deposits securing contractual                   1,301,000          1,275,980
                                                         ----------         ----------
                                                          1,447,599          1,335,705

     Accounts receivable, net of allowance
      for doubtful accounts of $304,796                   4,155,298          4,343,476
     Prepaids, inventories, and other current               245,908            335,825
                                                         ----------         ----------
   Total current assets                                   5,848,805          6,015,006

   Property and equipment, net                              348,308            382,928
   Goodwill, net of amortization of $1,185,248
     and $1,098,913, respectively                         3,994,887          4,081,222
   Other intangibles assets, net of
     accumulated amortization of
     $1,925,599 and $1,912,826, respectively                226,052            242,563
   Deferred tax and other                                    34,185             34,185
                                                         ----------         ----------

   Total assets                                         $10,452,237        $10,755,904
                                                         ==========         ==========


        LIABILITES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Trade accounts payable                             $   139,702        $   289,850
     Accrued salaries and payroll related                 1,017,831          1,291,419
     Accrued expenses                                       230,485            278,055
     Estimated amounts due to third party
       payors                                                21,345             21,345
     Short-term borrowings                                2,118,562          1,596,424
     Current portion of long-term obligations                51,025             97,053
                                                         ----------         ----------
   Total current liabilities                              3,578,950          3,574,146

   Long-term obligations, less current portion              913,991            917,427
                                                         ----------         ----------
   Total liabilities                                      4,492,941          4,491,573

   Stockholders' equity:
     Preferred stock, authorized 2,000,000, no
       shares issued or outstanding                               0                  0
     Common stock, $.001 par value, authorized
       48,000,000 shares, 5,010,219 shares issued             5,010              5,010
     Additional paid-in capital                          10,653,754         10,653,754
     Treasury stock, 43,599 and 67,075 shares
       of common stock at cost, respectively                (87,634)           (87,634)
     Accumulated deficit                                 (4,611,834)        (4,306,799)
                                                         ----------         ----------
   Total stockholders' equity                             5,959,296          6,264,331
                                                         ----------         ----------
   Total liabilities and stockholders' equity           $10,452,237        $10,755,904
                                                         ==========         ==========

                   NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                              Three Months Ended June 30,
                                                 1998             1997
                                              -----------      ----------

   Revenues                                   $ 4,746,164      $ 5,633,693
   Direct expenses                              3,543,703        4,243,631
                                               ----------       ----------
   Gross profit                                 1,202,461        1,390,062

   General and administrative
   expenses:
   Salaries and benefits                          813,552          845,831
   Operating expenses                             224,178          138,463
   Professional fees                               55,460           33,925
   Legal fees                                      10,093            5,410
   Occupancy expenses                             184,718          144,228
   Insurance                                       56,574           63,783
   Amortization and depreciation                  135,055          144,166
   Bad debt expense                                     0                0
                                               ----------       ----------
   Total general and administrative             1,479,630        1,375,806
                                               ----------       ----------
   Operating income (loss)                       (277,169)          14,256

   Other revenues (expenses):
   Interest income                                 42,157           31,659
   Interest expense                               (70,023)         (30,624)
   Other expense                                                         0
                                               ----------       ----------
   Total other revenues (expenses)                (27,866)           1,035
                                               ----------       ----------

   Profit (Loss) before income tax
    expense (benefit)                            (305,035)          15,291
   Income tax expense (benefit)                                      6,730
                                               ----------       ----------
   Net profit (loss)                          $  (305,035)     $     8,561
                                               ==========       ==========


   Net income (loss) per share-basic
     and diluted                              $     (0.06)     $      0.00
                                               ==========       ==========


   Weighted average shares
     outstanding-basic and diluted              4,950,845        4,943,144

                  NuMED Home Health Care, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
         Three Months Ended June 30, 1998 and Year Ended March 31, 1998

                                                            Additional
                                       Common Stock          Paid-in        Accumulated        Treasury Stock
                                    Shares      Dollars      Capital         (Deficit)       Shares      Dollars         Total
                               ---------------------------------------------------------------------------------------------------

   Balance at April 1, 1997        5,010,219    $ 5,010    $ 10,679,113    $ (2,342,321)    (67,075)    $ (134,821)    $ 8,206,981

   Net loss                                                                  (1,964,478)                                (1,964,478)
   Shares issued under
    employee stock
    purchase plan                                               (25,359)                     23,476         47,187          21,828
                               ---------------------------------------------------------------------------------------------------
   Balance at March 31, 1998       5,010,219      5,010      10,653,754      (4,306,799)    (43,599)       (87,634)      6,264,331

   Net loss                                                                    (305,035)                                  (305,035)
                               ---------------------------------------------------------------------------------------------------
   Balance at June 30, 1998        5,010,219    $ 5,010    $ 10,653,754      (4,611,834)    (43,599)    $  (87,634)      5,959,296

                               ===================================================================================================

                      NuMED Home Health Care, Inc. and Subsidiaries
                        Consolidated Statements of Cash Flow


                                                              June 30        March 31
                                                               1998            1997
                                                              -------        --------
   Cash flows from operating activities
   Net Income loss                                          $ (305,035)    $ (1,964,478)

   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
        Depreciation and amortization                          135,055          604,479
        Cash securing contractual arrangements                                  103,733
        Loss on sale or disposal of property,
          plant and equipment
        Increase (decrease) in cash due to
          net changes in operating assets
          and liabilities:
            Accounts receivable                                188,178         (901,427)
            Prepaids and other current                          89,917          (53,732)
            Accounts payable and accrued expenses             (150,148)        (401,512)
            Deferred charges and other                        (318,747)         499,897
                                                             ---------      -----------
   Net cash provided by (used in) operating
     activities                                               (360,780)      (2,113,040)

   Cash flows from investing activities
   Purchase of property and equipment                                          (129,289)
   Purchase of accounts receivable lists
                                                             ---------      -----------
   Net cash provided by (used in) investing
     activities                                                      0         (129,289)

   Cash flows from financing activities
   Proceeds from borrowings                                  3,231,782        9,979,258
   Payments from borrowings                                 (2,759,108)      (9,095,492)
   Proceeds from issuance of stock through
     employee purchase plan                                                      21,828
   Proceeds from the issuance of stock
     through exercise of stock options                                                0
   Cash securing letters of credit                             (25,020)         599,020
   Purchase of treasury stock                                                         0
   Collection  of note receivable                                                     0
   Net cash provided by (used in) financing
     activities                                                447,654        1,504,614
                                                             ---------      -----------
    Increase (decrease) in cash and cash                        86,874         (737,715)
   Cash and cash equivalents at beginning of year               59,725          797,440
                                                             ---------      -----------
   Cash and cash equivalents at end of year                 $  146,599     $     59,725
                                                             =========      ===========
   Supplemental Disclosure:
   Interest paid during the year                            $   70,023     $    197,105
                                                             =========      ===========
   Income taxes paid during the year                        $        -     $          -
                                                             =========      ===========


   NuMED Home Health Care Inc. and Subsidiaries

   Notes to Condensed Consolidated Financial Statements
   (Unaudited)

   June 30, 1998

   NOTE A-BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.
   Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999 for further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1998.

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results of Operations
   ---------------------

        Net Revenues for the three months ended June 30, 1998, decreased by 16% or $888,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), decreased $251,000 or 13% compared to the same period last year. The cause was the completion of the transition of a major rehab client's in-house therapy program. The Home Health division's revenue decreased $637,000 or 17% compared to the same period last year. While the company's patient referrals increased, the length of stay has decreased. The firm has now completed a complete review of the potential impact of Interim Payment System (IPS) after calculating the per beneficiary cap (per client). The firm has developed a statistical ratio of shorter term client diagnosis vs longer term client diagnosis. Because of the compilation, the firm believes it can accept a greater number of longer term clients which is expected in later quarters.

        Direct expenses as a percentage of net revenue remained the same at 75% of net revenues compared to the same period one year ago. The cost of sales for NuMED Rehab is 84% and the cost of sales for the NuMED Home Health division is 71%.

        Gross Profit as a percentage of net revenue for the three month period ending June 30, 1998, remained the same at 25% as compared to the same period a year ago.

        General and Administrative expenses for the three months ended June 30, 1998, increased by 8% to $1,480,000 or 31% of net revenue from $1,376,000 or 24% of net revenue for the same period one year ago. The increase was $104,000 over the same period one year ago. The increase was due primarily to merger related professional costs and one-time occupancy expense for the overlapping of leases in order to consolidate offices.
   The company's revenue is expected to increase in the latter quarters, therefore eliminating the need for reduction of general and administrative costs at this time.

        As a result of the foregoing, the Company experienced a net loss of $305,000 for the three months ended June 30, 1998, as compared to net profit of $9,000 for the same period one year ago.


   Liquidity and Capital Resources
   -------------------------------

        The Company's working capital and current ratio remained steady at $2,270,000 and 1.6, respectively, as of June 30, 1998, as compared to $2,441,000 and 1.7, respectively, as of March 31, 1998. Cash increased $112,000 for the three months ended June 30, 1998, as compared to March 31, 1998. The increase in cash was primarily attributable to the new credit facility cash advance procedure.

        During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to this customer, representing disallowed costs for the client's fiscal years ending June 30, 1995, and June 30, 1996. The Company is optimistic that some of the disallowed costs will be recovered in the appeal process. The entire disallowed cost was expensed. The Company has reached an agreement with its client that the appeal of 1995 disallowed costs will not be pursued. However, the Company intends to vigorously pursue all avenues of appeal to recover disallowed costs for 1996. There is no guarantee that intermediary negotiations or the appeals process will result in a favorable determination. A hearing date has been established for October 1998.

        The Company has a credit facility in the amount of $3,000,000, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc. and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The line bears interest at 2% above the prime rate as designated by Fleet National Bank. The outstanding balance as of June 30, 1998 was $1,843,562.

        The Company has two additional lines of credit in the amount of $1,250,000 and $275,000. The credit lines are both collateralized by certificates of deposits. The outstanding balance as of June 30, 1998 was $901,000 and 275,000 respectfully.

        The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At June 30, 1998, net goodwill and
   intangible assets of the Company were $4.0 million.   The amortization of
   goodwill and intangible assets in the future will decrease net income or increase any net loss.

        The Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for at least the next 12 months.

                         Part II - OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS

        The Company maintains professional liability insurance in amounts believed to be adequate by the Company based on its experience. Currently, the Company maintains coverage on its home health care operations in the amount of $1,000,000 per occurrence with a $3,000,000 annual limit. The Company maintains coverage on its rehabilitation therapy operations in the amount of $4,000,000 annual limit. The Company may be subject to liability for the actions of its employees who provide medical services. There can be no assurance that the Company's professional liability insurance will cover all types of claims, that such insurance will continue to be available to the Company on terms that are acceptable to it, or that the amount of such insurance will be sufficient. allegations.


   Items 2 through 4. - Not applicable


   Item 5. OTHER INFORMATION

        On August 20, 1998, the Company signed an Agreement and Plan of Merger with Mednu Acquisition Corp ("Mednu") Mednu was organized by certain investors residing in New Jersey to effect the acquisition of synergistic health care companies to provide comprehensive home health care services, back-office and management services.

        The merger is subject to satisfactory completion of due diligence, Mednu's receipt of an acceptable financing commitment and shareholder approval. Each share of NuMED issued and outstanding stock immediately prior to the merger will be exchanged for (I) one-tenth (.10) of one share of new common stock, (ii) $1.40 in cash, and (iii) a subordinate debenture of the Company in the principal amount of $0.3195 which shall bear interest at a rate of 7% per annum with a term of three years.

   Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits.

        Exhibit 27           Financial Data Schedule

   (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                             SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NuMED Home Health Care, Inc.


   Date: August 24, 1997               By:  /s/ Jugal K. Taneja
                                            Jugal K. Taneja
                                            Chairman of the Board,
                                            Chief Executive Officer


   Date: August 24, 1997               By:  /s/ Marilyn K. Maginnes
                                            Marilyn K. Maginnes
                                            Corporate Controller
                                            Principal Accounting Officer