Form 10QSB
period 1998-09-30
NUMED HOME HEALTH CARE INC
filed 1998-11-20
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 1998
                                       or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


         Issuer's telephone number, including area code: (727) 524-3227


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.001 par value as of November 20, 1998 was 4,966,620 (exclusive of Treasury Shares).

                                   Form 10-QSB
                                       1

              NuMED Home Health Care, Inc. and Subsidiaries
                       Consolidated Balance Sheets


                                                     Sept 30     March 31
                                                      1998         1998
                                                   -----------  -----------
                      ASSETS
Current assets:
  Cash and cash equivalents                          $118,836      $59,725
  Cash deposits securing contractual arrangements   1,176,000    1,275,980
                                                   -----------  -----------
                                                    1,294,836    1,335,705
  Accounts receivable, net of allowance for
     doubtful accounts of $304,796                  4,330,848    4,343,476
  Prepaids, inventories, and other current assets     198,102      335,825
                                                   -----------  -----------
Total current assets                                5,823,786    6,015,006

Property and equipment, net                           311,696      382,928
Goodwill, net of amortization of $1,185,248
  and $1,271,584 respectively                       3,908,551    4,081,222
 Other intangibles assets, net of accumulated
  amortization of $1,938,301 and $1,912,826
  respectively                                        213,350      242,563
Deferred tax and other                                 34,185       34,185
                                                   -----------  -----------
Total assets                                     $ 10,291,568 $ 10,755,904
                                                   ===========  ===========


       LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                            $ 281,506    $ 289,850
  Accrued salaries and payroll related                903,981    1,291,419
  Accrued expenses                                    105,899      278,055
  Estimated amounts due to third party payors               0       21,345
  Short-term borrowings                             2,081,371    1,596,424
  Current portion of long-term obligations             13,396       97,053
                                                   -----------  -----------
Total current liabilities                           3,386,153    3,574,146

Long-term obligations, less current portion           910,466      917,427
                                                   -----------  -----------
Total liabilities                                   4,296,619    4,491,573

Stockholders' equity:
  Preferred stock, authorized 2,000,000, no
    shares issued or outstanding                            0            0
  Common stock, $.001 par value, authorized
     48,000,000 shares, 5,010,219 shares issued         5,010        5,010
  Additional paid-in capital                       10,653,754   10,653,754
  Treasury stock, 43,599 and 67,075 shares of
    common stock at  cost, respectively               (87,634)     (87,634)
  Accumulated deficit                              (4,576,181)  (4,306,799)
                                                   -----------  -----------
Total stockholders' equity                          5,994,949    6,264,331
                                                   ===========  ===========
Total liabilities and stockholders' equity       $ 10,291,568 $ 10,755,904
                                                   ===========  ===========

                See notes to consolidated financial statements.
                                  Form 10-QSB
                                       2



                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                       Six Months Ended   September 30,
                                                           1998              1997
                                                      -----------------  ---------------

Revenues                                                   $9,379,647      $ 11,346,079
Direct expenses                                             6,917,841         8,421,177
Gross profit                                                2,461,806         2,924,902

General and administrative expenses:
Salaries and benefits                                       1,613,572         1,785,057
Operating expenses                                            466,268           361,848
Professional fees                                             107,599            73,074
Legal fees                                                     74,054            20,745
Occupancy expenses                                            450,592           332,291
Insurance                                                     121,627           129,292
Amortization and depreciation                                 276,172           307,441
Bad debt expense                                                  125               382
                                                      -----------------  ---------------
                                                            3,110,009         3,010,130
                                                      -----------------  ---------------
Operating income (loss)                                      (648,203)          (85,228)

Other revenues (expenses):
Interest income                                                26,009            31,659
Interest expense                                             (142,644)          (30,624)
Other Income (Expense)                                        500,337                 0
                                                      -----------------  ---------------
Total other revenues (expenses)                               383,702             1,035
                                                      -----------------  ---------------


Profit (Loss) before income tax expense (benefit)            (264,501)          (84,193)
Income tax expense (benefit)                                    4,881             6,730
                                                      =================  ===============
Net profit (loss)                                          $ (269,382)        $ (90,923)
                                                      =================  ===============

Net income (loss) per share-basic and diluted                 $ (0.05)          $ (0.02)
                                                      =================  ===============

Weighted average shares outstanding-basic and diluted       4,950,845         4,943,144


                 See notes to consolidated financial statements
                                  Form 10-QSB
                                       3


                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                      Three Months Ended September 30,
                                                           1998              1997
                                                      -----------------  --------------

Revenues                                                   $4,633,483       $ 5,712,386
Direct expenses                                            $3,374,138         4,177,546
                                                      -----------------  --------------
Gross profit                                                1,259,345         1,534,840


General and administrative expenses:
Salaries and benefits                                        $800,020           939,228
Operating expenses                                           $242,090           223,385
Professional fees                                             $52,139            39,149
Legal fees                                                    $63,961            15,335
Occupancy expenses                                           $265,874           188,063
Insurance                                                     $65,053            65,509
Amortization and depreciation                                $141,117           163,275
Bad debt expense                                                 $125               381
                                                      -----------------  --------------
Total general and administrative                            1,630,379         1,634,325
                                                      -----------------  --------------
Operating income (loss)                                      (371,034)          (99,485)


Other revenues (expenses):
Interest income                                              ($16,148)           14,654
Interest expense                                             ($72,621)          (54,329)
Other Income                                                 $500,337                 0
                                                      ------------------  --------------
Total other revenues (expenses)                               411,568           (39,675)
                                                      ------------------  --------------

Profit (Loss) before income tax expense (benefit)              40,534          (139,160)
Income tax expense (benefit)
                                                      ------------------  --------------
Net profit (loss)                                            $ 40,534        $ (139,160)
                                                      ==================  ==============

Net income (loss) per share-basic and diluted                  $ 0.01           $ (0.03)
                                                      ==================  ==============

Weighted average shares outstanding-basic and diluted       4,950,845         4,943,144

                 See note to consolidated financial statements
                                  Form 10-QSB
                                       4


                  NuMED Home Health Care, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
        Six Months Ended September 30, 1998 and Year Ended March 31, 1998

                                   Additional
                                Common Stock       Paid-in   Accumulated    Treasury Stock
                              Shares    Dollars    Capital    (Deficit)    Shares   Dollars       Total
                            ---------------------------------------------------------------------------------

Balance at April 1, 1997     5,010,219  $ 5,010  $10,679,113  $ (2,342,321)  (67,075) $ (134,821) $ 8,206,981

Net loss                                                        (1,964,478)                        (1,964,478)
Shares issued under
 employee stock purchase plan                        (25,359)                 23,476      47,187      21,828
                            ---------------------------------------------------------------------------------
Balance at March 31, 1998    5,010,219    5,010   10,653,754    (4,306,799)  (43,599)    (87,634)  6 ,264,331

Net loss                                                          (269,382)                          (269,382)
                           ----------------------------------------------------------------------------------
Balance at September
 30, 1998                    5,010,219  $ 5,010  $10,653,754 $  (4,576,181)  (43,599)  $ (87,634) $ 5,994,949
                            =================================================================================


                 See notes to consolidated financial statements
                                  Form 10-QSB


                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                                   September 30       March 31
                                                                      1998              1998
                                                                 ----------------  ---------------
Cash flows from operating activities
Net Income loss                                                       $ (269,382)    $ (1,964,478)

Adjustments  to  reconcile  net income  loss to net cash
  provided  by (used in) operating activities:
     Depreciation and amortization                                       276,172          604,479
     Cash securing contractual arrangements                                               103,733
     Loss on sale or disposal of property, plant and equipment
     Increase (decrease)in cash due to net changes in operating assets and liabilities:
          Accounts receivable                                             12,628         (901,427)
          Prepaids  and other current assets                             137,723          (53,732)
          Accounts payable and accrued expenses                         (589,283)        (401,512)
          Deferred charges and other                                           0          499,897
                                                                 ----------------  ---------------
Net cash provided by (used in ) operating activities                    (432,142)      (2,113,040)

Cash flows from investing activities
Purchase of property and equipment                                        (3,056)        (129,289)
Purchase of accounts receivable lists
                                                                 ----------------  ---------------
Net cash provided by (used in) investing activities                       (3,056)        (129,289)

Cash flows from financing activities
Proceeds from borrowings                                               6,178,744        9,979,258
Payments from borrowings                                              (5,784,415)      (9,095,492)
Proceeds from issuance of stock through employee purchase plan                             21,828
Proceeds from the issuance of stock through exercise of stock options                           0
Cash securing letters of credit                                           99,980          599,020
Purchase of treasury stock                                                                      0
Collection  of note receivable                                                                  0
Net cash provided by (used in) financing activities                      494,309        1,504,614
                                                                 ----------------  ---------------
 Increase (decrease) in cash and cash equivalents                         59,111         (737,715)
Cash and cash equivalents at beginning of year                            59,725          797,440
                                                                 ----------------  ---------------
Cash and cash equivalents at end of year                          $      118,836   $       59,725
                                                                 ================  ===============

Supplemental Disclosure:
Interest paid during the year                                     $      142,644   $      197,105
                                                                 ================  ===============
Income taxes paid during the year                                 $        -       $        -
                                                                 ================  ===============


                 See notes to consolidated financial statements
                                  Form 10-QSB
                                       6

NuMED Home Health Care Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1998

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999 for further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net Revenues for the six months ended September 30, 1998, decreased by 17% or $1,966,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), decreased $465,000 or 13% compared to the same period last year. The cause was the completion of the transition of a major rehab client's in-house therapy program. The major firm contributed $884,000 to the company's six month revenue ended September 30, 1997. The company has replaced 47% of this revenue in the six months ending September 30, 1998. The Home Health division's revenue decrease $1,570,000 or 20% compared to the same period last year. The Company strategically took a conservative stand with the new IPS (Interim Payment System) regulations enacted by the federal government by successfully reducing the number of visits per patient. The company developed a disease/treatment program called Clinical Pathways to help achieve the goal. Additionally the firm has now completed a complete review of the potential impact of Interim Payment System (IPS) after calculating the per beneficiary cap (per client) and has developed a statistical ratio of shorter term client diagnosis vs longer term client diagnosis. Because of the compilation, the firm believes it can accept a greater number of longer-term clients, which is expected in the later quarters. The Home Health Division now comprises 67% of the total revenues compared to 68% for the six month period last year.


                                  Form 10-QSB
                                       7

     For the three month period ending September 30, 1998 direct expenses declined $803,000 or 19%. For the six month period ending September 30, 1998 direct expenses decreased $1,503,000 or 18% compared to the same period last year. As a percentage of net revenues, direct expenses remained constant at 74% compared to the same six month period one year ago. The cost of sales for NuMED Rehab is 82% and the cost of sales for the NuMED Home Health division is 69%.

     Gross Profit has remained a constant 27% as a percentage of net revenues for the three month period ending September 30, 1998 and September 30, 1997 and 26% as a percentage of net revenues for the six month period ending September 30, 1998 and September 30, 1997.

     General and Administrative expenses for the three month period ending September 30, 1998, decreased $4,000 while increasing as a percentage of net revenue by 6% to $1,631,000 or 35% of net revenue from $1,634,000 or 29% of net revenue for the same period one year ago. The decrease of $4,000 was over the same period one year ago.

     As a result of the foregoing, the Company experienced a net profit of $41,000 for the three months ended September 30, 1998, as compared to a net loss of $139,000 for the same period one year ago. For the six month period ending September 30, 1998 the Company experienced a net loss of $269,000 as compared to a net loss of $91,000 for the same period one year ago.

     Management has and is taking specific steps to control costs such as consolidation of offices and monitoring productivity. NuMED Rehabilitation has been consolidated with the Parke Home Health Care site in Cincinnati Ohio resulting in annual savings of over $30,000. July 1, 1998 Florida Nursing Services and Total Professional Health Care offices were combined in St.
Petersburg Florida and the Total Professional Health Care Clearwater Florida office was combined with Countryside Health Services. Each consolidation resulted in the savings of an Assistant Administrator in addition to occupancy expenses. Consolidation of the back office processes and monitoring of field personnel efficiencies is expected to assist in managing future cost. A full review of present contracts is underway to evaluate profitability in light of the IPS and PPS industry changes.

      During the third quarter of fiscal 1997, NuMED paid a total of $568,000 to a key rehab customer, representing disallowed costs for the client's fiscal year ending June 30, 1996, The Company was successful in its pursuit and $525,000 was accepted as recovery of the disallowed costs in the appeal process. The entire disallowed cost was expensed and the $525,000 was included in other income.


                                  Form 10-QSB
                                       8

Liquidity and Capital Resources

     The Company's working capital and current ratio remained steady at $2,437,000 and 1.7, respectively, as of September 30, 1998, as compared to $2,441,000 and 1.7, respectively, as of March 31, 1998. Cash decreased $41,000 for the six months ended September 30, 1998, as compared to March 31, 1998. The decrease in cash was primarily attributable to normal operations.



     The Company has established a $3,000,000 credit facility secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc. and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as of September 30, 1998 was $1,806,370.

     The Company has two additional lines of credit in the amount of $1,500,000 and $275,000. The credit lines are fully secured by certificates of deposits. There was $901,000 and $275,000 outstanding as of September 30, 1998.

     The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At September 30, 1998, net goodwill and intangible assets of the Company were $4.0 million. The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

      The Company funded its cash flow requirements through borrowings. The Company believes that its current cash reserves, current cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected operating expenses and working capital needs for at least the next 12 months.

                                  Form 10-QSB
                                       9

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


Items 2 through 4. - Not applicable


Item 5. OTHER INFORMATION

     On August 20, 1998, the Company signed an Agreement and Plan of Merger with Mednu Acquisition Corp. ("Mednu") Mednu was organized by certain investors residing in New Jersey to effect the acquisition of synergistic health care companies to provide comprehensive home health care services, back-office and management services.

     The merger was subject to satisfactory completion of due diligence, Mednu's receipt of an acceptable financing commitment and shareholder approval. On October 14, 1998 after the satisfactory completion of due diligence, Mednu terminated the agreement because of Mednu's failure to secure financing or commitments on terms satisfactory to Mednu. Mednu cited current unfavorable financial market conditions. However the Company and Mednu continue to discuss alternative structures which could be mutually beneficial to the shareholders of each respective company.

     On November 12, 1998 a Preliminary  Proxy  Statement was filed  pursuant to section 14(a) of the Securities Exchange Act of 1934 to change control of the company's management. On November 24, 1998 the Company filed a lawsuit due to the violation of the Section 13(D) filing.



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. There are no exhibits filed with this report

                                  Form 10-QSB
                                       10

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                  Form 10-QSB
                                       11

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         NuMED Home Health Care, Inc.


 Date: November 20, 1998                 By:  /s/Jugal K. Taneja
                                             -------------------
                                         Jugal K. Taneja
                                         Chairman of the Board,
                                         Chief Executive Officer


 Date: November 20, 1998                 By:  /s/ Marilyn K. Maginnes
                                              -----------------------
                                         Marilyn K. Maginnes
                                         Corporate Controller
                                         Principal Accounting Officer

                                  Form 10-QSB
                                       12