Form 10KSB40/A
period 1998-03-31
NUMED HOME HEALTH CARE INC
filed 1998-12-31
CIK 826743

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


        The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of December 29, 1998, was 5,711,300 (exclusive of Treasury Shares). The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of December 29, 1998, was $1,180,972.

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

   *resigned 3/31/98

         Pursuant to Article X of the Company's By-Laws, on January 20, 1996, the Board of Directors amended the By-Laws to classify the members of the Board of Directors into three groups of not less than two nor more than three Directors each. The amendment to the By-Laws also provided that the term of office of the first class shall expire at the first annual meeting after their initial election and when their successors are elected and qualified, the term of office of the second class shall expire at the second annual meeting after their initial election and when their successors are elected and qualified, and the term of office of the third class shall expire at the third annual meeting after their initial election and when their successors are elected and qualified. At the Annual meeting held on March 29, 1996, the following Directors were elected for the terms indicated.

                             TERM TO EXPIRE IN 1997

NAME
Michael J. Diroff
Nayan S. Shah, Ph.D
                             TERM TO EXPIRE IN 1998

NAME
Thomas V. Chema
Judi M. Kelly
                             TERM TO EXPIRE IN 1999

NAME
Jugal K. Taneja
Susan J. Carmichael
Robert P. Ottman

         Since the March 29, 1996 Annual Meeting, Mr. Shah resigned and was replaced by Mark E. Rowland. Additionally, Messrs. Diroff and Rowland, and Ms. Kelly resigned creating three vacancies on the Board. On December 1, 1998, the Board appointed William L. LaGamba to fill Mr. Rowland's vacant seat (which was originally Mr. Shah's seat), Paul A. Santostasi to fill Mr. Diroff's vacant seat, and Peggy A. Loesch to fill Ms. Kelly's vacant seat.

         No Annual Meeting of Stockholders was held in 1997 and, accordingly, Directors whose terms were originally set to expire in both 1997 and 1998 will be elected at the 1998 Annual Meeting. As a result, Mr. LaGamba and Mr. Santostasi (or their successors) who filled vacancies for Directors whose terms were originally set to expire at the 1997 Annual Meeting, will be nominated for a two-year term while Mr. Chema and Ms. Loesch (or their successors) will be nominated for a three-year term, or until the election of their successors.

         Messrs. Taneja and Ottman, and Ms. Carmichael (or their successors) will be nominated for a three-year term at the 1999 Annual meeting. Pursuant to
Article III, Section 1 of the Amended By-Laws, the 1999 Annual meeting will be held as soon as practicable following the close of the fiscal year on March 31, 1999.

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