Form 10KSB40/A
period 1998-03-31
NUMED HOME HEALTH CARE INC
filed 1999-01-12
CIK 826743

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


        The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of January 11, 1999, was 5,857,901 (exclusive of Treasury Shares). The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of January 11, 1999, was $1,574,966.

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

   *resigned 3/31/98

          On January 6, 1998, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee for a New NuMED to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. In the settlement agreement, Turkey Vulture Fund and the Company agreed to enter into a purchase agreement to purchase an additional 744,680 shares of NuMED Common Stock directly from the Company in exchange for $350,000 cash. Management agreed to recommend a slate consisting of the following six (6) directors: Susan J. Carmichael, Thomas V. Chema, J. Michael Gorman, Richard M. Osborne, Thomas J. Smith and Jugal K. Taneja. Additionally, all of the parties agreed to vote all of their shares which are eligible to vote in favor of the foregoing slate. However, Mr. Taneja, the Company's former Chairman and Chief Executive Officer, is not eligible to vote the 744,680 shares of NuMED Common Stock he received in connection with the entering into of his Termination Noncompetition and Mutual Release Agreement at the Meeting. In addition, the Board has agreed to reduce the number of Directors to six (6) and amend the By-Laws to eliminate the staggered Board of Directors prior to the Meeting. Finally, the parties from the settlement agreement agreed to enter into a standstill agreement on proxy fights through the year 2000 Annual Stockholders Meeting.


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