Form 10QSB
period 1998-12-31
NUMED HOME HEALTH CARE INC
filed 1999-02-16
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1998
                                       or
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 12, 1999 was 5,847,743 (exclusive of Treasury Shares).

                                   Form 10-QSB
                                        1

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                 December 31,       March 31
                                                                     1998            1998
                                                                --------------   ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                      $     44,324    $     59,725
  Cash deposits securing contractual arrangements                   1,176,000       1,275,980
                                                                 ------------    ------------
                                                                    1,220,324       1,335,705
  Accounts receivable, net of allowance for doubtful accounts
      of $304,796                                                   4,065,222       4,343,476
  Prepaids, inventories, and other current assets                     154,287         335,825
                                                                 ------------    ------------
Total current assets                                                5,439,833       6,015,006

Property and equipment, net                                           269,300         382,928
Goodwill, net of amortization of $1,357,919
  and $1,271,584 respectively                                       3,822,216       4,081,222
 Other intangibles assets, net of accumulated amortization of
   $2,250,823 and $1,912,826 respectively                             200,828         242,563
Deferred tax and other                                                 74,742          34,185

                                                                 ------------    ------------
Total assets                                                     $  9,806,919    $ 10,755,904
                                                                 ============    ============


                   LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                         $    220,087    $    289,850
  Accrued salaries and payroll related                                869,137       1,291,419
  Accrued expenses                                                    325,693         278,055
  Estimated amounts due to third party payors                               0          21,345
  Short-term borrowings                                             2,122,047       1,596,424
  Current portion of long-term obligations                             12,563          97,053
                                                                 ------------    ------------
Total current liabilities                                           3,549,527       3,574,146

Long-term obligations, less current portion                           906,847         917,427
                                                                 ------------    ------------
Total liabilities                                                   4,456,374       4,491,573

Stockholders' equity:
  Preferred stock, authorized 2,000,000, no shares issued or
    outstanding                                                             0               0
  Common stock, $.001 par value, authorized 48,000,000 shares,
     5,901,500 shares issued                                            5,901           5,010
  Additional paid-in capital                                       11,061,124      10,653,754
  Treasury stock, 53,757 and 43,599 shares of common stock at
    cost, respectively                                                (77,826)        (87,634)
  Accumulated deficit                                              (5,638,654)     (4,306,799)
                                                                 ------------    ------------
Total stockholders' equity                                          5,350,545       6,264,331
                                                                 ------------    ------------
Total liabilities and stockholders' equity                       $  9,806,919    $ 10,755,904
                                                                 ============    ============

                See notes to consolidated financial statements.
                                  Form 10-QSB
                                       2

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                               Nine Months Ended
                                                 December 31,
                                             1998           1997
                                       ------------   ------------
Revenues                               $ 13,707,711   $ 17,066,544
Direct expenses                          10,075,690     12,868,030
                                       ------------   ------------
Gross profit                              3,632,021      4,198,514
General and administrative expenses:

Salaries and benefits                     2,344,285      2,639,756
Operating expenses                          677,758        601,699
Professional fees                           148,108        147,781
Legal fees                                   89,764         58,588
Occupancy expenses                          634,421        548,879
Insurance                                   168,239        197,794
Amortization and depreciation               419,389        449,675
Bad debt expense                                125            382
                                       ------------   ------------
Total general and administrative          4,482,089      4,644,554
                                       ------------   ------------
Operating income (loss)                    (850,068)      (446,040)
Other revenues (expenses):
Interest income                              39,508         94,162
Interest expense                           (216,904)      (147,115)
Other Income                                525,000             --
Other Expense                              (824,510)             0
                                       ------------   ------------
Total other revenues (expenses)            (476,906)       (52,953)
                                       ------------   ------------
Profit (Loss) before income tax
  expense (benefit)                      (1,326,974)      (498,993)
Income tax expense (benefit)                  4,881       (219,557)
                                       ------------   ------------
Net profit (loss)                      $ (1,331,855)    $ (279,436)
                                       ============   ============
Net income (loss) per share-basic
  and diluted                          $      (0.26)       $ (0.06)
                                       ============   ============
Weighted average shares outstanding-
  basic and diluted                       5,199,663      4,948,301

                 See notes to consolidated financial statements
                                  Form 10-QSB
                                       3

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                    Three Months Ended
                                                       December 31,
                                               1998                  1997
                                         ------------          ------------
Revenues                                  $ 4,328,064           $ 5,720,465
Direct expenses                             3,157,849             4,446,852
                                         ------------          ------------
Gross profit                                1,170,215             1,273,613
General and administrative expenses:
Salaries and benefits                         730,713               854,699
Operating expenses                            211,490               239,851
Professional fees                              40,509                74,707
Legal fees                                     15,710                37,844
Occupancy expenses                            183,829               216,588
Insurance                                      46,612                68,501
Amortization and depreciation                 143,217               142,233
Bad debt expense                                    0                     0
                                         ------------          ------------
Total general and administrative            1,372,080             1,634,423
                                         ------------          ------------
Operating income (loss)                      (201,865)             (360,810)

Other revenues (expenses):
Interest income                                13,499                47,850
Interest expense                              (74,260)              (62,163)
Other Income                                        0
Other Expense                                (799,847)                    0
                                         ------------          ------------
Total other revenues (expenses)              (860,608)              (14,313)
                                         ------------          ------------
Profit (Loss) before income tax
  expense (benefit)                        (1,062,473)             (375,123)
Income tax expense (benefit)                                       (165,054)
                                         ------------          ------------
Net profit (loss)                        $ (1,062,473)           $ (210,069)
                                         ============          ============
Net income (loss) per share-basic
  and diluted                                 $ (0.20)              $ (0.04)
                                         ============          ============
Weighted average shares outstanding-
  basic and diluted                         5,410,648             4,958,502




                 See notes to consolidated financial statements
                                   Form 10QSB
                                       4


                                         NuMED Home Health Care, Inc. and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity
                               Nine Months Ended December 31, 1998 and Year Ended March 31, 1998

                                                          Additional
                                        Common Stock       Paid-in       Accumulated       Treasury Stock
                                       Shares   Dollars       Capital      (Deficit)   Shares       Dollars           Total
                                    ---------------------------------------------------------------------------------------

 Balance at April 1, 1997            5,010,219   $ 5,010  $ 10,679,113   $(2,342,321)  (67,075)   $ (134,821)   $  8,206,981

Net loss                                                                  (1,964,478)                             (1,964,478)
Shares issued under
   employee stock purchase plan                                (25,359)                 23,476        47,187          21,828


                                    -----------------------------------------------------------------------------------------
 Balance at March 31, 1998           5,010,219     5,010    10,653,754    (4,306,799)  (43,599)      (87,634)      6,264,331

Net loss                                                                  (1,331,855)                             (1,331,855)

Purchase Treasury Shares                19,627        20         9,205                 (19,627)       (9,225)             (0)

Other                                  126,974       127        59,550                                                59,677

Shares issued under
   employee stock purchase plan                                (10,640)                  9,469        19,033           8,393

Shares  issued for Termination
   and Mutual Release Agreement        744,680       745       349,255                                               350,000


                                    -----------------------------------------------------------------------------------------
 Balance at December 31, 1998        5,901,500   $ 5,901   $11,061,124   $(5,638,654)  (53,757)     $(77,826)    $ 5,350,545
                                    =========================================================================================


                 See notes to consolidated Finacial statements.
                                  Form 10-QSB
                                       5

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                      December 31,     March 31,
                                                         1998            1998
                                                     -----------   -------------
Cash flows from operating activities
Net Income loss                                     $(1,331,855)   $ (1,964,478)

Adjustments to reconcile net income loss to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                      419,389         604,479
     Cash securing contractual arrangements                             103,733
     Loss on sale or disposal of property, plant and
       equipment
     Increase (decrease) in cash due to net changes
       in operating assets
     and liabilities:
          Accounts receivable                           278,254        (901,427)
          Prepaids  and other current assets            181,538         (53,732)
          Accounts payable and accrued expenses        (465,752)       (401,512)
          Deferred charges and other                    (40,557)        499,897
                                                     ---------------------------
Net cash provided by (used in ) operating activities   (958,983)     (2,113,040)

Cash flows from investing activities
Purchase of property and equipment                       (5,020)       (129,289)
Purchase of accounts receivable lists
                                                     ---------------------------
Net cash provided by (used in) investing activities      (5,020)       (129,289)

Cash flows from financing activities
Proceeds from borrowings                              8,889,197       9,979,258
Payments from borrowings                             (8,458,645)     (9,095,492)
Proceeds from issuance of stock through employee
  purchase plan                                           8,393          21,828
Proceeds from the issuance of stock                     350,000               0
Cash securing letters of credit                          99,980         599,020
Purchase of treasury stock                                    0               0
Proceeds from the issuance of stock                      59,677               0
Net cash provided by (used in) financing activities     948,602       1,504,614
                                                     ---------------------------
 Increase (decrease) in cash and cash equivalents       (15,401)       (737,715)
Cash and cash equivalents at beginning of year           59,725         797,440
                                                     ---------------------------
Cash and cash equivalents at end of year              $  44,324       $  59,725
                                                     ===========================

Supplemental Disclosure:
Interest paid during the year                         $ 216,904       $ 197,105
                                                     ===========================
Income taxes paid during the year                     $   4,881       $       -
                                                     ===========================



                 See notes to consolidated financial statements
                                   Form 10QSB
                                       6

                  NuMED Home Health Care Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                               December 31, 1998


NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiaries' Form 10-KSB for the year ended March 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net Revenues for the nine months ended December 31, 1998, decreased by 20% or $3,359,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), decreased $891,000 or 16% compared to the same period last year. The cause was the completion of the transition of a major rehab client's in-house therapy program and long-term care facility planning for impending Prospective Payment System. The major client contributed $1,251,000 to the company's nine month revenue ended December 31, 1997. The company has replaced 29% of this revenue in the nine months ending December 31, 1998. The Home Health division's revenue decreased $2,467,000 or 21% compared to the same period last year. The Company strategically took a conservative stand with the new IPS (Interim Payment System) regulations enacted by the federal government by successfully reducing the number of visits per patient. The company developed a disease/treatment program called Clinical Pathways to help achieve the goal. Additionally the company has now completed a complete review of the potential impact of "IPS" after calculating the per beneficiary cap (per client) and has developed a statistical ratio of shorter-term client diagnosis vs. longer-term client diagnosis. Because of the compilation, the firm believes it can accept a greater number of longer-term clients, which is expected in the later quarters. The Home Health Division now comprises 66% of the total revenues compared to 68% for the nine month period last year.

                                   Form 10QSB
                                       7

                  NuMED Home Health Care Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                         December 31, 1998 - (Continued)


         For the three month period ending December 31, 1998 direct expenses declined $1,289,000 or 29%. For the nine month period ending December 31, 1998 direct expenses decreased $2,792,000 or 22% compared to the same period last year. As a percentage of net revenues, direct expenses were 74% for the nine month period ended December 31, 1998 and 75% for the nine month period ended
December 31, 1997. The cost of sales for NuMED Rehab is 82% and the cost of sales for the NuMED Home Health division is 69%.

         Gross Profit has increased to 27% as a percentage of net revenues for the three month period ending December 30, 1998 from 22% for the three month period December 31, 1997. Gross Profit as a percentage of net revenues for the nine month period ending December 31, 1998 is 26% and 25% for the same period one year ago.

         General and Administrative expenses for the three month period ending December 31, 1998, decreased $262,000 while increasing as a percentage of net revenue by 3% to $1,372,000 or 32% of net revenue from $1,634,000 or 29% of net revenue for the same period one year ago. The decrease of $291,000 was a result of management's specific steps to control costs.

         Other Expenses of $799,900 for the three month period ending December 31, 1998 includes $600,000 expense for the Termination, Noncompetition and Mutual Release Agreement of Jugal K. Taneja, $111,000 for the legal and accounting fees on the failed merger agreement with Mednu, and $30,000 for the additional proxy costs to date, associated with the proxy battle with the Turkey Vulture Fund XIII, Ltd.

         As a result of the foregoing, the Company experienced a net operating loss of $202,000 and a net loss of $1,062,000 for the three months ending December 31, 1998, as compared to a net operating loss of $361,000 and a net loss of $210,000 for the same period one year ago. For the nine month period ending December 31, 1998 the Company experienced a net operating loss of $850,068 and a net loss of $1,332,000 as compared to a net operating loss of $446,040 and a net loss of $279,436 for the same period one year ago.


                                   Form 10QSB
                                       8

                  NuMED Home Health Care Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                         December 31, 1998 - (Continued)


    Management has and is taking specific steps to control costs such as consolidation of offices and monitoring productivity. The NuMED Rehabilitation Horsham (Eastern) office was closed and NuMED rehabilitation ceased to operate in that geographic region. The NuMED Rehabilitation Midwestern Region office located in Cincinnati has been consolidated in the Parke Home Health Care site and has traditionally been the larger office. That office will be monitored closely due to the Federal Prospective Payment changes mandated as a result of the Balanced Budget Act of 1997. On July 1, 1998 the Total Professional Health Care offices were combined with Florida Nursing Services in St. Petersburg Florida and with the Countryside Health Services in Clearwater Florida. Each consolidation resulted in the savings of an Assistant Administrator in addition to occupancy expenses. Consolidation of the back office processes and monitoring of field personnel efficiencies is expected to assist in managing future costs. A full review of present contracts is underway to evaluate profitability in light of the IPS and PPS industry changes.


     During the third quarter of fiscal 1997, NuMED paid a total of $568,000 to a key rehab customer, representing disallowed costs for the client's fiscal year ending June 30, 1996, The Company was successful in its pursuit to recover such costs, approximately $525,000 was accepted as recovery of the disallowed costs in the appeal process. The entire disallowed cost was expensed when paid and the $525,000 was included in other income during this quarter.


Liquidity and Capital Resources

     The Company's working capital and current ratio were $1,880,000 and $1.5, respectively, as of December 30, 1998, as compared to $2,441,000 and $1.7, respectively, as of March 31, 1998. Both working capital and the current ratio have decreased as a result of net losses. Cash decreased $15,000 for the nine months ended December 31, 1998, as compared to March 31, 1998. The decrease in cash was primarily attributable to normal operations.

     The Company has established a $3,000,000 credit facility secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc., Whole Person Health Care of Ohio Inc., Whole Person Health Care of Pennsylvania Inc., and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as of December 31, 1998 was $1,847,047.

                                   Form 10QSB
                                       9

                  NuMED Home Health Care Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                         December 31, 1998 - (Continued)


         The Company has two additional lines of credit in the amount of $1,500,000 and $275,000. The credit lines are fully secured by certificates of deposits. There was $901,000 and $275,000 outstanding as of December 31, 1998.

         The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At December 31, 1998, net goodwill and intangible assets of the Company were $4.0 million. The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

         The Company funded its cash flow requirements through borrowings. The Company believes that its current cash reserves, current cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected operating expenses and working capital needs for at least the next 12 months.


                                   Form 10QSB
                                       10

                                    Part II.
                                OTHER INFORMATION


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

     On November 17, 1998, the Company filed a suit against Turkey Vulture Fund in the United States District Court, Middle District of Florida, Tampa Division. Although the suit was filed on November 17, 1998, it was not served until November 24, 1998, because certain directors of the Company were attempting to amicably resolve the disagreements with Turkey Vulture Fund. In the Complaint, the Company sought injunctive relief for Turkey Vulture Fund's alleged violations of Section 13(d) of the Securities Exchange Act of 1934. Specifically, the Company alleged that Turkey Vulture Fund failed to timely amend its Schedule 13D to (I) reflect its true intention, as stated in its November 12, 1998 Proxy Statement, to oust current management, gain control of the Company through a proxy fight, and eliminate the Company's staggered Board of Directors, and (ii) indicate its increased ownership of shares. As a result of these allegations, the Company sought (i) a temporary and permanent injunction requiring the Turkey Vulture Fund to file an amendment to the
Schedule 13D, which will accurately reflect its true purpose, (ii) a temporary injunction enjoining Turkey Vulture Fund from exercising voting rights and soliciting proxies during the pendancy of this lawsuit, (iii) an appropriate "cooling off period," to permit the investing public a reasonable amount of time to digest any amendment to the Schedule 13D ordered by the Court and (iv) a judgment in favor of the Company for the costs and attorneys' fees associated with bringing lawsuit.

     On December 16, 1998, the Company was served with Turkey Vulture Fund's Verified Amended Answer and Counterclaim for Preliminary Injunction. In its Answer, Turkey Vulture Fund denied the material allegations against it and alleged that any violations of Section 13(d) were cured. In its Counterclaim, Turkey Vulture Fund requested that the court (i) preliminarily and permanently enjoin the Company and its directors from (a) taking or authorizing any action outside of the ordinary course of business, and (b) taking any action that have the effect of bestowing a benefit upon the Company's directors, officers, or employees; (iii) preliminarily and permanently enjoin the Company from changing the date of the stockholders' meeting or advancing the record date of the meeting; and (iv) require the Company to provide Turkey Vulture Fund an updated stockholders ledger. On December 29, 1998, the Company filed a Motion to Dismiss the Counterclaim.

                                  Form 10-QSB
                                       11

     On December 16, 1998, the Company was served with Turkey Vulture Fund's Motion for Summary Judgment in which Turkey Vulture Fund alleged that it cured the deficiencies in its 13D and that the Company's Complaint was moot. The Company's response was filed on December 31, 1998.

     On December 17, 1998, the Company was served with Turkey Vulture Fund's Motion for Preliminary Injunction, which also named the individual directors that were previously named in the Counterclaim. The Company, together with the named directors, filed its Opposition to the Motion from Preliminary Injunction on December 29, 1998. A hearing on this Motion for Preliminary Injunction was held on December 30, 1998. Following the hearing, the Court issued an Order finding that "it needs further information with respect to the complex factual matters involved," and enjoining the Company from taking any actions outside the ordinary course of business. Accordingly, the court appointed an independent mediator with authority in the nature of a special master. The mediator held hearings on January 4 through January 6, 1999.

     On January 6, 1999, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee for a New NuMED to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. The parties to the settlement agreement agreed to take all appropriate steps pursuant to applicable law necessary to allow the Turkey Vulture Fund to enter into a stock purchase agreement for 744,680 shares of common stock directly from the company, from its currently authorized but unissued stock for $350,000 in cash. The settlement agreement provided that the closing was to occur within two days of the shareholders' approval. However, Stockholder approval was not required under Nevada law, and accordingly, no such approval was sought. As of February 12, 1999 the Stock Purchase Agreement with the Turkey Vulture Fund has not been consummated.

     As part of the settlement agreement Management agreed to recommend a slate consisting of the following six (6) directors: Susan J. Carmichael, Thomas V. Chema, J. Michael Gorman, Richard M. Osborne, Thomas J. Smith and Jugal K. Taneja. Additionally, all of the parties agreed to vote all of their shares, which were eligible to vote in favor of the foregoing slate. However, Mr. Taneja, the Company's former Chairman and Chief Executive Officer, was not eligible to vote the 744,680 shares of NuMED Common Stock he received in connection with the entering into of his Termination Noncompetition and Mutual Release Agreement at the Meeting. In addition, the Board had agreed to reduce the number of Directors to six (6) and amend the By-Laws to eliminate the staggered Board of Directors prior to the Meeting. Finally, the parties from the settlement agreement agreed to enter into a standstill agreement on proxy fights through the year 2000 Annual Stockholders meeting. The Board of Directors did take all required action prior to the annual meeting of the Stockholders' held on January 28, 1999. Moreover the Stockholders elected the afforementioned nominees to the Board.


Items 2 through 3. - Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                   Form 10QSB
                                       12

There have been no matters submitted to security holders during the third quarter of fiscal 1999.

Item 5. OTHER INFORMATION

         On August 20, 1998, the Company signed an Agreement and Plan of Merger with Mednu Acquisition Corp. ("Mednu") Mednu was organized by certain investors residing in New Jersey to effect the acquisition of synergistic health care companies to provide comprehensive home health care services, back-office and management services.

         The merger was subject to satisfactory completion of due diligence, Mednu's receipt of an acceptable financing commitment and shareholder approval. On October 14, 1998 after the satisfactory completion of due diligence, Mednu terminated the agreement because of Mednu's failure to secure financing or commitments on terms satisfactory to Mednu. Mednu cited then current unfavorable financial market conditions.




Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits. There are no exhibits filed with this report

(b) Reports on Form 8-K. The following 8-K's were filed in the third quarter of fiscal 1999:

     1. November 23, 1998 - Regarding Mr. Jugal K. Taneja's Termination, Noncompetition and Mutual Release Agreement and Ms. Carmichael's new Employment Agreement.

     2.   December  1,  1998  -  Regarding  Change  in  Registrant's  Certifying
          Accountant.

                                  Form 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NuMED Home Health Care, Inc.


  Date: February 12, 1999                   By:  /s/ Susan J. Carmichael
                                                ------------------------
                                            Susan J. Carmichael
                                            Chairman of the Board,
                                            Chief Executive Officer


  Date: February 12, 1999                   By:  /s/ Marilyn K. Maginnes
                                                 -----------------------
                                            Marilyn K. Maginnes
                                            Corporate Controller
                                            Principal Accounting Officer