Form 10KSB
period 1999-03-31
NUMED HOME HEALTH CARE INC
filed 1999-06-29
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]                     ANNUAL REPORT UNDER SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999
                                       OR
[ ]                    TRANSITION REPORT UNDER SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-12992

                          NUMED HOME HEALTH CARE, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


        STATE OF NEVADA                                        34-1711764
        ---------------                                        -----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


5770 ROOSEVELT BOULEVARD, SUITE 700, CLEARWATER, FLORIDA          33760
--------------------------------------------------------          -----
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:  (727) 524-3227


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

         Issuer's net revenue for its most recent fiscal year was $17,086,163.

         The number of shares outstanding of the Issuer's Common Stock, $.001 par value, as of June 21, 1999, was 5,867,012 (exclusive of Treasury Shares). The aggregate market value of the voting stock held by non-affiliates computed by reference to the average of the bid and ask prices of such Common Stock, as of June 21, 1999, was $1,349,413.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES [ ] NO [ X ]

                                     PART I

ITEM 1. BUSINESS

              CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The statements contained in this report on Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, beliefs, intentions, or strategies regarding the future. Forward-looking statements include statements regarding, among other things: (i) the potential loss of material customers; (ii) the failure to properly manage growth and successfully integrate acquired businesses; (iii) the Company's financing plans; (iv) trends affecting the Company's financial condition or results of operations; (v) the Company's growth and operating strategies; (vi) the ability to attract and retain qualified nursing personnel, physical and occupational therapists, speech/language pathologists, and management personnel; (vii) the impact of competition from new and existing competitors; (viii) the financial condition of the Company's clients; (ix) potential increases in the Company's costs; (x) the declaration and payment of dividends; (xi) the potential for unfavorable interpretation of existing government regulations or new government legislation;
(xii) the ability of the Company and its significant suppliers and large customers to address the year 2000 Issue; and (xiii) the outcome of certain litigation involving the Company. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Among the factors that could cause actual results to differ materially are the factors detailed in Items 1 through 3 and 7 of this report and the risks discussed under the caption "Risk Factors" included in the Company's filings under the Securities Act of 1933. Prospective investors should also consult the risks described from time to time in the Company's Reports on Form 10-QSB, 8-K, 10-KSB and Annual Reports to Stockholders.

INTRODUCTION

     NuMED Home Health Care, Inc., (the "Company") is a holding company that conducts operations through eight subsidiaries, seven of which offer home health care services and temporary nursing staffing in selected markets in Florida, Ohio and Pennsylvania. In addition, the Company provides contract staffing of physical and occupational therapists and speech/language pathologists in certain markets of Ohio, Pennsylvania, and Kentucky through its subsidiary NuMED Rehabilitation, Inc. ("NuMED Rehabilitation") organized in connection with the April 4, 1995 acquisition of two wholly-owned subsidiaries of Rehab America, Inc.

     The Company delivered approximately 166,000 intermittent home health care visits in fiscal 1999 to clients of all ages. The Company provides home health care for approximately 860 private duty clients and temporary staffing of certified nurses aides, licensed practice nurses and registered nurses for approximately 50 health care facilities. In addition, the Company, through NuMED Rehabilitation, provides physical, occupational, and speech/language therapy for approximately 25 health care facilities.

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

         The programs currently proposed to reform the United States health care system [including the IPS (Interim Payment System) and PPS (Perspective Payment System)] and ongoing significant changes in the industry itself may result in increased government involvement in health care, lower reimbursement rates and may otherwise change the operating environment for the Company's customers. Hospitals and other health care facilities are now consolidating through mergers and acquisitions as a result of increasing cost pressures and changes in reimbursement policies adopted by federal, state and insurance company third party payors. The Company is unable to predict with any degree of certainty how changes in the health care industry will effect the Company's operations.

BUSINESS STRATEGY

         The Company's strategy is to grow by adding new services to existing locations and by implementing targeted marketing to local health care providers that cross sells the Company's home health care, staffing and rehabilitation services.

         A key component to the Company's strategy for growth is management's belief that home health care providers must be capable of providing a broad range of services to permit customers to obtain their home health care and staffing needs from one source. By expanding and adding a new list of the services which the Company offers in each of its markets, the Company believes it can more effectively offer the broad range of services required by its customers. Because the Company's success is also dependent upon developing and educating referral sources and employees about the range and benefits of the Company's services, the Company aggressively markets to local third party payors and medical organizations in a manner that cross sells the Company's home health care, staffing and rehabilitation services. Additionally, an aggressive employee education program is underway. Management has focused its strategy for the Company's rehabilitation operations on intermediate sized facility operators owning three to ten long term care facilities. Management believes that this strategy allows the Company to more effectively offer its specialized programs and expertise and better respond to a specific community's needs.

         The Company has sought and will later this year continue to seek expansion of its business through strategic acquisitions of businesses which should expand the Company's clients, services and referral sources in existing and new markets. The Company believes that the nature of the home health care industry provides a favorable environment for strategic acquisitions.

ACQUISITIONS AND DISPOSITIONS

         On February 18, 1998, the Company signed a definitive agreement to merge with Banyan Healthcare Services, Inc. ("Banyan"). Banyan was formed to acquire health care related companies to consolidate and provide full services. In June, 1998, the Company terminated its discussions. A merger agreement was signed August 19, 1998 with Mednu Acquisition Corporation ("Mednu") and then it was terminated on October 14, 1998. In connection, the Company incurred professional fees of approximately $118,000 and $130,000 during the years ended March 31, 1999 and 1998, respectfully, associated with the proposed transactions.

         Regarding another matter, anticipating the reimbursement adversity of PPS, the Company took measures in the third and fourth quarters to minimize the impact by restructuring the Rehabilitation Division:

         o Rehabilitation employees received two tiers of salary reductions.

         o Most salaried positions were eliminated with employees paid hourly or per visit.

         o In November 1998, the Cincinnati, OH Rehabilitation office was consolidated into shared space with Parke Home Health Care, Inc.

         o The Horsham, PA office of NuMED Rehabilitation was closed January, 1999.

         o Unprofitable contracts were renegotiated or terminated.

SERVICES

     The Company offers a broad range of health care related services from delivering comprehensive health care in the client's home to providing temporary staffing of nursing personnel and contractual long-term staffing of physical and occupational therapists and speech/language pathologists to hospitals, clinics, long-term care facilities, physician offices and other health care facilities. Home health care is generally conducted on a per visit basis while related staffing is generally performed on a per shift basis. The Company's rehabilitation business generally provides its occupational and physical therapists and speech/language pathologists on an annual basis. The following provides a brief description of the types of services provided by personnel employed by the Company:

o REGISTERED NURSES provide a broad range of nursing care services, including skilled observation and assessment, instruction of patients regarding medical and technical procedures, direct hands-on treatment, and communication and coordination with the attending physician or other service agencies. Some specially trained registered nurses provide extensive intravenous therapy interventions, wound care, diabetic care, psychiatric care and pediatric care.

o LICENSED PRACTICAL NURSES, under the supervision of a registered nurse, perform technical nursing procedures, including injections, dressing changes, assistance with ambulation and catheter care.

o PHYSICAL THERAPISTS provide rehabilitation services aimed at improving functional mobility via use of strengthening/range of motion exercises, training for ambulation, transfers and balance as well as the application of physical agents to reduce pain, spasms and edema.

o OCCUPATIONAL THERAPISTS assist patients in restoring their ability to perform routine activities of daily living by offering instruction in self care, discussing techniques for coping with physical disability and suggesting the use of assistant devices or home adaptation to make living at home easier.

o SPEECH/LANGUAGE PATHOLOGISTS evaluate and treat patients who have swallowing difficulties and assess and treat patients with speech, language and voice disorders to improve their physical capabilities or communication abilities.

o LICENSED PHYSICAL THERAPY ASSISTANTS ("PTAS") AND CERTIFIED OCCUPATIONAL THERAPY ASSISTANTS ("COTAS") work under the supervision of a therapist and assist the therapist in implementing treatment programs according to a physician's prescription. The scope of a therapy assistant's job varies from state to state.

o MEDICAL SOCIAL WORKERS help patients and their families deal with the emotional, social, financial and personal problems that may occur as a result of illness or disability, including the identification and coordination of services with other community resources.

o HOME HEALTH AIDES AND CERTIFIED NURSE AIDES, working under the supervision of a nurse, provide health related services and personal care, such as assistance with ambulation, limited range-of-motion exercises, monitoring of vital signs, non-sterile dressing changes and bathing.

o HOMEMAKER/COMPANIONS provide personal care and assistance with daily living activities, including bathing, dressing, grooming, meal preparation, light housekeeping and occasional shopping for essential items.

         The following chart sets forth the services provided by each of the Company's eight wholly-owned subsidiaries and identifies those subsidiaries that are Medicare certified:


                                        HOME HEALTH CARE                                       TEMPORARY AND
SUBSIDIARY                          INTERMITTENT  PRIVATE DUTY         MEDICARE CERTIFIED    CONTRACT STAFFING
----------                          ------------  ------------         ------------------    -----------------

NuMED Rehabilitation................................................................................x
Parke Home Health Care, Inc...............x............x.........................x..................x
Whole Person in PA........................x......................................x...................
PA Medical Concepts....................................x............................................x
Whole Person in OH........................x............x.........................x...................
Florida Nursing........................................x............................................x
Total Professional........................x......................................x...................
Countryside............................................x............................................x

PERSONNEL

         The Company's business is dependent upon its ability to recruit and retain registered nurses, licensed practical nurses, certified nurses aides, home health aides, homemaker companions, medical social workers, physical and rehabilitation therapists, occupational therapists, speech/language pathologists, PTAs and COTAs. There is competition for medical personnel, and particularly for certified nurse aides and home health aides. As the Company expands, its needs for qualified personnel will continue to increase. The Company faces competition for personnel from both other agencies as well as other providers of medical services, such as hospitals and long-term care facilities. Most of the Company's personnel are employed on a full-time or regular-part time basis. A modest portion of the Company's personnel are employed on a per diem basis depending upon client demand and are paid only for the time they actually work or specific visits made.

COMPETITION

         The home health and rehabilitation industries are highly competitive with limited barriers to entry. The Company faces competition from hospitals that have their own home health care agencies, national and local home health care and rehabilitation therapy organizations, and other nursing home contract service providers, many of which have capital and other resources substantially greater than those of the Company. The Company believes that most home health care business is generated by referrals from local third party payors and medical related organizations. The Company competes in its home care markets by developing relationships with referral sources. Home health care agencies compete based on the ability to provide qualified personnel and service on a cost-effective and timely basis. The Company competes in the rehabilitation therapy market through direct marketing to long-term, acute care, and outpatient facilities as well as school districts, emphasizing the Company's ability to provide qualified personnel with specialized programs on a timely basis and in a cost-effective manner. The Company is continuing to obtain accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). One subsidiary, Parke Home Health Care, Inc. has received JCAHO accreditation. Three NuMED Home Health Care, Inc. subsidiaries, Whole Person Home Health Care, Inc., Pennsylvania Medical Concepts, Inc. and Whole Person Home Health Care of Ohio, Inc. received JCAHO accreditation with commendation. The Company, though it is presently exploring the full cost benefit, intends to utilize its management information systems in order to provide quantitative analyses necessary to compete in the statistically oriented care arena.

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

         Medicare accounted for approximately $5.5 million (32%) and $7.7 million (34%), respectively, of the Company's revenue for the fiscal years ended March 31, 1999 and 1998. Medicare reimburses 100% of the allowable cost of services up to certain cost and per beneficiary limits. To the extent Medicare limits exceed the provider's direct cost for a particular service, the provider can seek reimbursement for certain indirect costs up to an aggregate amount equal to the Medicare defined limits for that service. The Company is designated to receive prospective interim payments ("PIP") for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. There can be no assurance that the Company will continue to be eligible to receive prospective interim payments. The Company has generally received Medicare reimbursement sufficient to cover substantially all of the costs of its services. If a Medicare audit resulted in the Company not being reimbursed for a significant amount of services which it had provided, it would have a material adverse effect on the Company's financial position or results of operations.

ADVISORY BOARD

         Certain of the Company's subsidiaries require advisory boards. The Advisory Boards should consist of at least one physician, one registered nurse and one representative of each professional discipline for which the subsidiary is certified, including physical, occupational and speech therapy and medical social work. The Advisory Boards establish and annually review the subsidiary's budget and policies governing the scope of services offered, admission and discharge policies, medical supervision, plans of treatment, emergency care, clinical records, personnel qualifications, program evaluations, and patient care policies and procedures. In addition, each Advisory Board assists management in identifying consumer needs and educating consumers of the services provided by the subsidiary. Each Advisory Board usually meets four times each year and conducts an overall evaluation of the subsidiary's business every year.

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

         Federal and state anti-remuneration laws, such as the Medicare/Medicaid anti-kickback law, govern certain financial arrangements (including employment or service contracts) between health care providers and others who may be in a position to refer or recommend patients or services to such providers. These laws prohibit, among other things, certain direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of a particular provider of health care items or services. The Medicare/Medicaid anti-kickback law has been broadly interpreted to apply to certain contractual relationships between health care providers and sources of patient referral. A number of similar state laws exist which often have not been interpreted by courts or regulatory agencies. The Department of Health and Human Services periodically issues `special fraud alerts' which address specific areas of concern, including a June 1995 alert that related to fraudulent practices in the provision of home health care. The alert identified fraudulent home health care practices such as cost report fraud, billing for excessive services or services not rendered, use of unlicensed or untrained staff and kickbacks. Additionally, federal "Stark" legislation prohibits, with limited exceptions, the referral of patients for certain services, including home health care services, physical therapy and occupational therapy, by a physician to entities in which they have an ownership or financial interest. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participating in the Medicare and Medicaid programs. Additionally, the Balanced Budget Act of 1997 (the "Budget Act"), signed into law on August 5, 1997, contains a number of anti-fraud provisions designed to further fight abuse and enhance program integrity. Furthermore, some states restrict certain business or fee relationships between physicians and other providers of health care services.

         Effective October 1, 1997 (signed August 5, 1997) Congress enacted and the President signed the Balanced Budget Act of 1997. The goal was to cut $115 billion from the Medicare budget in five years of which $16.2 billion would be cut from home care Medicare and $13 billion cut in Medicaid through systems termed Interim Payment System ("IPS") and Perspective Payment System ("PPS"). Both the home health and long term care facilities (thus contract rehabilitation companies like NuMED Rehabilitation) were affected.

         What it meant to home care nationwide:
             1. The major strategy was to cut home care dollars through the use of the IPS using data from three year old cost reports of 1994.
             2. The cost limits per discipline (Nursing, Physical Therapy,
                Occupational Therapy, Speech/Language Therapy, Medical Social
                Work) were reduced about 15%.
             3. Reimbursement by HCFA (Health Care Financial Administration) may
                be cut 20% in FY 2000.

         NuMED believes that its operations are in substantial compliance with the laws applicable to Medicare and Medicaid providers, including anti-fraud and abuse provisions; however, there can be no assurance that the administrative or judicial interpretation of such laws or the regulations promulgated thereunder will not in the future have a material adverse impact on NuMED's operations or that NuMED will not be subject to an investigation which would require a significant investment of time and effort by NuMED. Although NuMED believes that it complies with federal and state anti-remuneration statutes at all times, there can be no assurance that such laws will be interpreted in a manner consistent with the practices of NuMED.

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

         POTENTIAL REDUCTIONS IN MEDICARE AND OTHER REIMBURSEMENT. The Federal government has instituted significant changes in home health that have begun planned reductions in Medicare spending. The Senate and the House of Representatives have passed budget resolutions calling for reductions of up to $270 billion in forecasted Medicare expenditures over the next seven years. As part of its fiscal 1998 budget, the Clinton Administration completed Medicare reforms including a prospective payment system for home health care estimated to result in $20 billion in savings over six years.

         In addition to extensive existing government health care regulation, there are many initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. It is not clear what proposals, if any, will be adopted, or what effect such proposals would have on NuMED's business. Various aspects of these health care proposals, such as reductions in funding of the Medicare and Medicaid programs, potential changes in reimbursement regulations by the HCFA, enhanced pressure to contain health care costs by Medicare, Medicaid and other payors and permitting greater state flexibility in the administration of Medicaid, could adversely affect NuMED's business, results of operations and financial condition. NuMED's businesses that participate in applicable state Medicaid programs are subject to the risk of changes in Medicaid reimbursement and payment delays resulting from budgetary shortfalls of state Medicaid programs. NuMED's current concentration of business in a limited number of states exposes it to the risk of changes in Medicaid reimbursement programs in those states. Medicare and Medicaid certification is a critical factor contributing to the revenues and profitability of NuMED. Changes in certification and participation requirements of the Medicare and Medicaid programs have restricted, and are likely to further restrict, eligibility for reimbursement under those programs. Failure to obtain and maintain Medicare and Medicaid certification could result in a significant loss of revenue.

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

         REIMBURSEMENT PAYMENT DELAYS. NuMED generally is paid for its services by government health administration authorities, insurance companies, or other third party payors, not by the patients themselves. The home health care industry is generally characterized by long collection cycles for accounts receivable due to the complex and time consuming requirements for obtaining reimbursement from private and governmental third party payors. In addition, reimbursement from government payors is subject to examination and retroactive adjustment. Such delays or retroactive adjustments could lead to cash shortages, which may require NuMED to borrow funds, issue equity securities or take other action to meet its ongoing obligations. NuMED would be adversely affected if it were to experience such difficulties and were unable to obtain funds on acceptable terms to meet possible cash shortages.

         DEPENDENCE ON RELATIONSHIPS WITH REFERRAL SOURCES. The growth and profitability of NuMED depends on its ability to establish and maintain close working relationships with referral sources, including payors, hospitals, physicians and other health care professionals. Hospitals, physicians and managed care organizations, which are exerting an increasing amount of influence over the health care industry, have been consolidating to enhance their ability to impact the delivery of health care services. There can be no assurance that NuMED will be able to successfully maintain existing referral sources or develop and maintain new referral sources, or that some of its referral sources will not become competing providers of home health care services. The loss of any significant number of existing referral sources or the failure to develop new referral sources could have a material adverse effect on NuMED's business, results of operations or financial condition. NuMED's relationships with certain existing and future referral sources also could be adversely affected by a loss of Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation or by the inability of an acquisition to obtain JCAHO accreditation. Accredited companies are subject to periodic resurveys by JCAHO.

         MISCELLANEOUS. All states in which the Company operates require therapists practicing in such states to be licensed and many states require continuing education for maintaining licensure. In addition, environmental standards and Occupational Safety and Health Administration ("OSHA") regulations concerning the disposal and handling of medical wastes are generally monitored at the state and local level in accordance with OSHA guidelines. The Company believes that it is in material compliance with such licensure requirements and standards in each of the states where it operates. Although the Company believes that it is in material compliance with all applicable federal and state laws and regulations, there can be no assurance that such laws or regulations will not be interpreted or applied in the future in such a way as to have a material adverse impact on the Company, or that federal or state governments will not impose additional laws or regulations upon all or a portion of the Company's activities, which might adversely affect the Company's business.

EMPLOYEES

         As of March 31, 1999, the Company had approximately 600 employees working full-time and part-time depending on certain assignments, 50 of whom perform administrative and clerical duties. Employees do not necessarily work full-time shifts and may not work exclusively for the Company. The Company believes its relations with its employees are good. The Company's employees are not represented by a union.

ITEM 2.  PROPERTY

         The Company maintains its principal offices at 5770 Roosevelt Boulevard, Suite 700, Clearwater, Florida 33760. The Company's regional offices are typically located in suburban office parks and are all leased. The offices range in size from 1,000 square feet to 6,000 square feet. The Company's office leases require an aggregate annual rental of approximately $300,000 and expire on various dates through 2002. All offices are well maintained and in good repair. As of March 31, 1999, the Company had the offices listed below in the following locations:


PRINCIPAL OPERATION                              LOCATIONS               FUNCTION
-------------------                              ---------               --------

NuMED Home Health Care, Inc.                     Clearwater, FL          Corporate administrative and finance office

NuMED Rehabilitation, Inc.                       Cincinnati, OH          Rehabilitation administrative offices
                                                                         Human Resources and management of Physical Therapy,
                                                                         Occupational Therapy and Speech/Language Pathology

Total Professional Health Care                   Clearwater, FL          Comprehensive home health care services
                                                 Tampa, FL
                                                 St. Petersburg, FL
                                                 Holiday, FL
                                                 Port Richey, FL         (drop-off office only)

Florida Nursing Services                         St. Petersburg, FL      Private duty & temporary staffing

Countryside Health Services, Inc.                Clearwater, FL          Private duty & temporary staffing
                                                 Holiday, FL
                                                 Tampa, FL

Whole Person Home Health Care of Ohio, Inc.      Conneaut, OH            Comprehensive home health care services
                                                 Youngstown, OH          including private duty

Whole Person Home Health Care, Inc.              Erie, PA                Comprehensive home health care services
                                                 Albion, PA              (drop-off office only)

PA Medical Concepts, Inc.                        Erie, PA                Comprehensive home health care services
                                                 Albion, PA              including Private Duty (Albion, drop-off office
                                                                         only)

Parke Home Health Care, Inc.                     Cincinnati, Ohio        Comprehensive home health care services
                                                                         including Private Duty and temporary staffing

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is involved in certain litigation and claims as a defendant or plaintiff arising in the ordinary course of operations. Management, after the advice of legal counsel, believes that the range of potential liabilities will not materially affect the financial position of the Company.

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

         On November 17, 1998, the Company filed a suit against Turkey Vulture Fund XIII, Ltd. ("Turkey Vulture Fund") in the United States District Court, Middle District of Florida, Tampa Division. Although the suit was filed on November 17, 1998, it was not served until November 24, 1998, because certain directors of the Company were attempting to amicably resolve the disagreements with Turkey Vulture Fund. In the Complaint, the Company sought injunctive relief for Turkey Vulture Fund's alleged violations of Section 13(d) of the Securities Exchange Act of 1934. Specifically, the Company alleged that Turkey Vulture Fund failed to timely amend its Schedule 13(d) to reflect its true intention, as stated in its November 12, 1998 Proxy Statement, to oust current management, gain control of the Company through a proxy fight, and eliminate the Company's staggered Board of Directors, and indicate its increased ownership of shares. As a result of these allegations, the Company sought (i) a temporary and permanent
Schedule 13(d), which will accurately reflect its true purpose, (ii) a temporary injunction injoining Turkey Vulture Fund from exercising voting rights and soliciting proxies during the pendancy of this lawsuit, (iii) an appropriate "cooling off period," to permit the investing public a reasonable amount of time to digest any amendment to the Schedule 13(d) ordered by the Court and (iv) a judgement in favor of the Company for the costs and attorneys' fees associated with bringing lawsuit.

         As a result of settlement negotiations with Turkey Vulture Fund, on November 23, 1998, the company and its former Chief Executive Officer, Mr. Jugal
K. Taneja, entered into a Termination, Noncompetition and Mutual Release Agreement (the "Departure Agreement") pursuant to which Mr. Taneja relinquished his duties as the Chief Executive Officer and Chairman of the Board and agreed to accept $250,000 and 744,680 shares of Common Stock of the Company valued at $350,000 in exchange for releasing NuMED from its contractural obligations under his prior Employment Agreement. Additionally, the expiration date of all of Mr. Taneja's options and warrants were extended for a term of three (3) years from November 23, 1998, and accordingly, will expire on November 23, 2001. Mr. Taneja remains a member of the Board of Directors.

         On December 16, 1998, the Company was served with Turkey Vulture Fund's Verified Amended Answer and Counterclaim for Preliminary Injunction. In its Answer, Turkey Vulture Fund denied the material allegations against it and alleged that any violations of Section 13(d) were cured. In its Counterclaim, Turkey Vulture Fund requested that the court (i) preliminarily and permanently enjoin the Company and its directors from (a) taking or authorizing any action outside of the ordinary course of business, and (b) taking any action that have the effect of bestowing a benefit upon the Company's directors, officers, or employees; (ii) preliminarily and permanently enjoin the Company from changing the date of the stockholders' meeting or advancing the record date of the meeting; and (iii) require the Company to provide Turkey Vulture Fund an updated stockholders ledger. On December 29, 1998, the Company filed a Motion to Dismiss the Counterclaim.

         On January 6, 1999, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee for a New NuMED to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. The parties to the settlement agreement agreed to take all appropriate steps pursuant to applicable law necessary to allow the Turkey Vulture Fund to enter into a stock purchase agreement for 744,680 shares of common stock directly from the Company, from its currently authorized but unissued stock for $350,000 in cash. The settlement agreement provided that the closing was to occur within two days of the shareholders' approval. However, Stockholder approval was not required under Nevada law, and accordingly, no such approval was sought. As of June 21, 1999 the Stock Purchase Agreement with the Turkey Vulture Fund has not been consummated.

         As part of the settlement agreement Management agreed to recommend a slate consisting of the following six (6) directors: Susan J. Carmichael, Thomas
V. Chema, J. Michael Gorman, Richard M. Osborne, Thomas J. Smith, and Jugal K. Taneja. Additionally, all of the parties agreed to vote all of their shares, which were eligible to vote in favor of the foregoing slate. However, Mr. Taneja, the Company's former Chairman and Chief Executive Officer, was not eligible to vote the 744,680 shares of NuMED Common Stock he received in connection with his Termination, Noncompetition and Mutual Release Agreement at the Meeting. In addition, the Board had agreed to reduce the number of Directors to six (6) and amend the By-Laws to eliminate the staggered Board of Directors prior to the Meeting. Finally, the parties to the settlement agreement agreed to enter into a standstill agreement on proxy fights through the year 2000 Annual

Stockholders meeting. The Board of Directors did take all required action prior to the annual meeting of the Stockholders' held on January 28, 1999. Moreover, the Stockholders elected the aforementioned nominees to the Board.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     As a result of the settlement negotiations with Turkey Vulture Fund on November 23, 1998, at the Company's 1998 Annual Meeting of Stockholders held on January 28, 1999 the only matter that the stockholders voted on was the election of directors. Six (6) directors were elected to the Board of Directors of the Company, to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The following table sets forth certain information with respect to the election of the directors at the annual meeting:


                                                                             SHARES WITHHOLDING
                NAME OF NOMINEE                   SHARES VOTED FOR                AUTHORITY
                ---------------                   ----------------           ------------------
         Susan J. Carmichael                         4,393,752                     37,814
         Thomas V. Chema                             4,393,752                     37,814
         J. Michael Gorman                           4,393,752                     37,814
         Richard M. Osborne                          4,393,752                     37,814
         Thomas J. Smith                             4,393,752                     37,814
         Jugal K. Taneja                             4,393,752                     37,814


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

         The principal market for the Common Stock and Common Stock Purchase Warrants is the NASDAQ OTC-Bulletin Board where they are listed under the symbols NUMD and NUMDW, respectively. The Company announced November 17, 1998 that it was delisted from the NASDAQ Small Cap Market for failure to meet the continuing listing requirements for net tangible assets, market capitalization or net income. Prior to February 1995, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. Prior to May 1994, and after November 17, 1998 the Common Stock was traded in the over-the-counter market. The stock prices below are the high and low bid prices as reported on the NASDAQ Small Cap Market which have been adjusted, as appropriate, to reflect the 1 for 2.5 reverse stock split completed on April 29, 1994.


                                                           FISCAL 1999                   FISCAL 1998
                                                           -----------                   -----------
              QUARTER                                   HIGH          LOW             HIGH          LOW
              -------                                   ----          ---             ----          ---
              First Quarter                             $0.75        $0.19            $1.75        $1.22
              Second Quarter                             1.50         0.44             1.38         1.00
              Third Quarter                              0.69         0.13             1.44         0.84
              Fourth Quarter                             0.53         0.20             1.88         0.81

         The Company has paid no cash dividends on the Common Stock since its inception. The Company intends to retain earnings, if any, to finance the expansion of its business and does not anticipate paying any cash dividends in the foreseeable future. As of June 21, 1999, there were approximately 535 holders of record of Common Stock.

         On September 1, 1995, the Board of Directors authorized the officers of the Company, without further approval of the Board, to purchase in the open market up to a maximum of 500,000 of the Company's common shares to the extent that the Company is financially able to make any such purchases. During fiscal 1999, the Company purchased 19,627 Common Shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         The Company's revenues are generated primarily from (i) health care services provided to individuals in their home and temporary staffing of nurses in health care facilities, such as hospitals, physician offices and long-term care facilities, and (ii) staffing of physical and occupational therapists and speech/language pathologists to hospitals and long-term care facilities. A significant portion of the Company's home health care revenues are paid by insurance companies and other third-party payors, including Medicare. In fiscal 1999 and 1998, 58% and 56%, respectively, of the Company's revenues were attributable to third party payors, of which 32% and 34%, respectively, was attributable to Medicare reimbursements. The Company's revenues are recorded based on predetermined rates for services provided, less applicable allowances to reflect third party payor reimbursement requirements. The Company's revenues are subject to post-collection audit and adjustment by third-party payors. Direct expenses include direct personnel and other costs associated with the Company's home health care services and staffing.

         The Company's net loss has been negatively impacted by five primary factors. First, the Company incurred excessive legal and contract buyout expenses due to attempts to amicably resolve disagreements with the Turkey Vulture Fund. Second, NuMED incurred excessive legal and other costs related primarily to failed acquisitions. The Company is undertaking cost containment efforts as well as implementing new monitoring programs to reduce the level of expenses. Third, long term care facilities' uncertainty regarding the Balanced Budget Act caused a reduction in utilization of contract rehabilitation companies. The Company has renegotiated most contracts in light of the changes in facility reimbursement. Fourth, the mix of revenue between home health aides and skilled services has remained disproportionate. Home health aides, which generally yield lower gross margin than skilled services, constituted a larger percentage of revenues. In general, third party payors are requiring that care be provided by lower skilled and less expensive caregivers. To counter this trend, the Company is pursuing alternative types of business with higher margins. Fifth, a significant portion of employees in both the Home Health and Rehabilitation Therapy division were full-time. The labor burden relating to these full time employees does not fluctuate with changes in revenue. As revenue decreases, these costs result in an increased direct expense percentage. The Company has taken measures to impact on the proportion of full and part time employees.

         NuMED Rehabilitation had experienced residual impact from a routine Medicare audit of a 1996 cost report of one of its key customers. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, had concluded that the cost of certain professional contract therapy services provided by NuMED Rehabilitation exceeded these guidelines. Management believes that the fiscal intermediary conducting this audit had applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

         The intermediary's first calculations indicated total disallowed costs of $2.1 million. The Company's client as well as representatives from the Company were successful in reducing the amount of disallowed costs from $2.1 million to $899,000. The Company was contractually obligated to repay this key client the amount of Medicare disallowed costs. The settlement for the first year (client's fiscal year ended June 30, 1995) of the contract was approximately $197,000. The settlement for the second year (client's fiscal year ending June 30, 1996) of the contract was approximately $702,000.

         During the second and third quarter of fiscal 1997, NuMED paid a total of $899,000 to this client, representing disallowed costs for the client's fiscal years ending June 30, 1995 and June 30, 1996. The Company was optimistic that some of the disallowed costs would be recovered in the appeal process. The entire disallowed cost was expensed in fiscal year 1997. The Company had reached an agreement with its client that the appeal of 1995 disallowed costs would not be pursued. However, the Company vigorously pursued all avenues of appeal to recover disallowed costs for 1996. On January 27, 1999, the Company was successful in recovering approximately $512,000 of the $702,000 disallowed costs for 1996. The recovered costs are classified in General and Administrative Expenses. Another appeal for a portion of the balance is set for December, 1999.

         Following the fiscal year end 1997, this key client and the Company mutually agreed to terminate several facility contracts during fiscal year 1998.

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

                                                           YEAR ENDED MARCH 31,
                                                            1999         1998
                                                            ----         ----
Revenues..................................................  100.0%       100.0%
Direct expenses...........................................   73.4         76.1
                                                             ----         ----
Gross Profit .............................................   26.6         23.9
General and administrative expenses
  (excluding amortization and depreciation) ..............   29.1         26.4
Amortization and depreciation ............................    3.4          2.7
                                                             ----         ----
Operating loss ...........................................   (5.9)        (5.2)
Other revenues (expenses) ................................   (7.0)        (1.1)
                                                             ----         ----
Loss from continuing operations before income tax ........  (12.9)        (6.3)
Income tax expense .......................................    0.0          2.4
                                                             ----         ----
Net loss..................................................  (12.9)        (8.7)
                                                            =====         ====

         YEAR ENDED MARCH 31, 1999 COMPARED TO YEAR ENDED MARCH 31, 1998.

         Revenues decreased $5.5 million, or 24.6% to $17.1 million in fiscal 1999 from $22.6 million in fiscal 1998. Net Medicare revenues decreased by $2.2 million to $5.5 million in fiscal 1999 from $7.7 million in fiscal 1998. Non-Medicare revenues, including staff relief, private duty, private pay and rehabilitation therapy decreased by $3.3 million in fiscal 1999 from fiscal 1998. The Balanced Budget Act of 1997 through the new Prospective Payment System in long-care facilities resulted in a significant decrease in Rehabilitation business. The Interim Payment System has resulted in a significant decline in visits to each client (Medicare Beneficiary) as well as a decline due to a beneficiary cap.

         Direct expenses decreased $4.7 million or 27.3% to $12.5 million in fiscal 1999. As a percentage of revenues, direct expenses decreased to 73.4% in fiscal 1999 from 76.1% in fiscal 1998. The increase in gross profit can be partially attributable to the increased labor productivity in the Home Health Division of 2.4%, while the rehabilitation division percentage decreased 1.2%. As a result, the gross profit margins increased to 26.6% in 1999 from 23.9% in 1998.

         General and administrative expenses (excluding amortization and depreciation) decreased $1.0 million or 16.9%. As a percentage of revenues, this represented an increase to 29.1% in 1999 compared to 26.4% in 1998.

         There was a marginal decrease of approximately $28,000 in depreciation and amortization during fiscal 1999.

         Other net expenses increased to approximately $1,201,000 in fiscal 1999 from approximately $256,000 in fiscal 1998. In fiscal 1999 other net expenses include approximately $212,000 cost for a proxy battle fight with the Turkey Vulture Fund, approximately $118,000 cost for the failed merger agreements with Banyan/Mednu, and the Termination and Mutual Release Agreement's cost of $600,000 with Jugal Taneja. Interest expense increased approximately $88,000 as borrowings increased under the lines of credit.

         For both the 1997 and 1998 fiscal years, the Company incurred net operating losses. As a result of the losses incurred in fiscal 1997, a tax benefit was recorded. However, as a result of the additional losses incurred in fiscal 1998, no tax benefit was recorded. In addition, for fiscal 1998 the Company recorded a valuation allowance associated with the tax benefit recorded in fiscal 1997. Thus, the net loss for the Company in fiscal 1999 was ($2,201,899) before income taxes and ($2,206,780) after income taxes compared to a net loss of ($1,432,255) before income taxes and ($1,964,478) after income taxes in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1999 and 1998, accounts receivable were $4.2 million (42% of total assets) and $4.3 million (40% of total assets), respectively. The Company's liquidity is primarily affected by its management and collection of accounts receivable. The home health care industry is characterized by longer collection cycles, since most third-party payors require detailed documentation to support reimbursement claims and review reimbursement claims prior to payment. The Company generally has experienced collection cycles of its accounts receivable of approximately 90-120 days and has not experienced material amounts of write-offs. The Company is designated to receive periodic interim payments
(PIP) for its Medicare services rendered in the State of Florida. PIP allows the Company to collect estimated payments every other week for Medicare services, with an accounting after the quarter to verify the actual amount of Medicare services rendered. PIP Payments to the national Medicare certified firms are scheduled to be replaced by PPS by the end of the year. Further, the Company's Medicare business is subject to increasing scrutiny and Medicare audits which may result in denied claims for reimbursement and write-offs of accounts receivable. If a Medicare audit revealed substantial overpayments to the Company for Medicare visits or resulted in the denial of reimbursement for a material number of visits, it would likely have a material adverse impact on the Company's results of operations and financial condition.

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

         The Company has a $3,000,000 credit facility, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc., Whole Person Home Health Care of Ohio, Inc., and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as of March 31, 1999 and 1998 was $1,495,265 and $1,596,424, respectively.

         The Company also has a $2,000,000 credit facility, secured by NuMED Home Health Care, Inc. and Whole Person Home Health Care of Florida, Inc. The credit advances are limited to the aggregate accounts receivable balance of qualified accounts under 120 days. The outstanding balance as of March 31, 1999 and 1998 was zero.

         The Company also has renegotiated and renewed an existing line of credit for $275,000 which is fully secured by a $275,000 certificate of deposit. Interest accrues at a rate equal to the lender's certificate of deposit rate (4.75% as of March 31, 1999) plus 2.0%. The outstanding balance as of March 31, 1999 was $275,000. No monies were drawn as of March 31, 1998.

         The Company also has a $1,250,000 line of credit secured by certificates of deposit. Interest is payable monthly at 175 basis points above the 90 day certificate of deposit rates (6.72% and 7.06% at March 31, 1999). The outstanding balance as of March 31, 1999 and 1998 was $901,000.

         In connection with the Company's acquisition of Parke Home Health Care effective January, 1996, the Company financed 50% of the acquisition with a 30 month term loan payable to the previous owners of Parke. The outstanding principal balance on the note at March 31, 1999 was zero and March 31, 1998 was approximately $72,000. Interest accrued on the Parke loan at the rate of eight percent (8%) per annum and was secured by the outstanding stock of Parke purchased by the Company.

         The Company's net income or loss has been and will continue to be impacted significantly by the non-cash charge of amortization expense of intangible assets of the Company. At March 31, 1999, net intangible assets of the Company were $3.9 million. The amortization of intangible assets in the future will decrease net income or increase net loss of the Company and may adversely affect the market price of the Company's securities.

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

         Management of the Company has been evaluating its strategy to maximize shareholder values either through the sale of the Company or merge with an equal size company in a geographical area suited for the Company to achieve economies of scale. The Company had also numerous discussions with capital infusion. The Company signed a definitive agreement to merge with Banyan. Banyan was formed to acquire health care related companies to consolidate and provide full services. In June, 1998, the Company terminated its discussions due to issues raised by the Company's independent accountant and legal advisors. A merger agreement was signed August 19, 1998 with Mednu and terminated October 14, 1998. In connection, the Company incurred professional fees of approximately $118,000 and $130,000 during the year ended March 31, 1999 and 1998, respectfully, associated with the proposed transactions.

YEAR 2000

         NuMED's Company-wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of applications systems, information technology (IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In the fiscal year 1997, the Company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The Company is using internal resources to implement the Project. The work to complete the Project is expected to be completed by mid to late 1999. The Company has initiated informal communications with its key third parties and has initiated formal contingency planning processes to mitigate the risk to the Company if the third parties are not prepared for the year 2000. This is planned to be completed by mid 1999. There can be no guarantee that the third parties will successfully and timely reprogram or replace and test all of their own computer hardware, software and process control systems. While the failure of a single third party to achieve year 2000 compliance should not have a material adverse effect on the Company's results of operations, the failure of several key third parties could have such an effect.

         COST. The total costs associated with required modifications to become Year 2000 compliance is not expected to be material to the Company's financial position. The Company has incurred costs to date of $5,000. Estimated costs for the remainder of work is $1,000 for a total projected Project cost of $6,000.

         RISKS. While the effort to assess and correct the Company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the Company is taking specific measures to assess risks and develop specific contingency plans. A formal process is being developed to assess key business functions and create action plans which will describe the communications, operations and IT activities that will be conducted if the contingency plan must be executed. The costs of the Project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, key third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties. The Company's Year 2000 efforts are ongoing and its overall Project will continue to evolve as new information becomes available. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties on whom the Company relies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operation but the Company believes that with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     The following documents are filed as a part of this report at the pages indicated:          PAGE
                                                                                                 ----
     1.  Report of Independent Auditors...........................................................F-1, 2

     2.  Consolidated Balance Sheets as of
         March 31, 1999 and 1998..................................................................F-3

     3.  Consolidated Statements of Operations for the
         Years Ended March 31, 1999 and 1998......................................................F-4

     4.  Consolidated Statements of Stockholders' Equity for the
         Years Ended March 31, 1999 and 1998......................................................F-5

     5.  Consolidated Statements of Cash Flows for the Years
         Ended March 31, 1999 and 1998............................................................F-6

     6.  Notes to Consolidated Financial Statements...............................................F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the directors and executive officers of the Company.


         NAME                      AGE               POSITION WITH COMPANY
         ----                      ---               ---------------------
         Susan J. Carmichael       51                President, Chief Executive Officer, and Director
         Thomas V. Chema           52                Chairman of the Board and Director
         J. Michael Gorman         46                Director
         Richard M. Osborne        54                Director
         Thomas J. Smith           55                Director
         Jugal K. Taneja           55                Director

         Each director holds office until the next annual meeting of stockholders and until his or her successor has been elected and qualified.

         Pursuant to Article X of the Company's By-Laws, on January 20, 1996, the Board of Directors amended the By-Laws to classify the members of the Board of Directors into three groups of not less than two nor more than three Directors each, with terms expiring in alternate years. In January 1999, a new Board of Directors was elected. That Board voted to eliminate the staggered Board provisions and amend the Company's bylaws. Accordingly, Directors are elected for one year terms until their successors are duly elected and qualified.

         SUSAN J. CARMICHAEL was elected President and Chief Executive Officer by the Board of Directors in January 1999. Ms. Carmichael has served as a Director of the Company since October 1991 and as President of the Company since September 1993. She has held the position of President of Whole Person in PA and PA Medical Concepts (companies acquired by the Company in 1991) since 1985 and is responsible for the Company's overall operation and expansion. Ms. Carmichael also serves on the President's Council; American Lung Association. Ms. Carmichael previously served on the Erie County, Pennsylvania Mental Health and Mental Retardation Board by appointment of the Erie County Executive. Ms. Carmichael is a Doctoral Candidate at The Pennsylvania State University.

         THOMAS V. CHEMA was elected as Chairman of the Company's Board of Directors on January 28, 1999 and has been a Director of the Company since April 1994. Mr. Chema is a partner with the law firm Arter & Hadden, Cleveland, Ohio from 1979 to 1983 and since 1989. He also currently serves as the President of Gateway Consultants Group, Inc. assembly facility construction and development. Mr. Chema is also the President of IMN, Inc. which is engaged in the fiber optics business. He previously served as Executive Director of the Ohio Lottery Commission and the Public Utilities Commission at various times between 1983 and 1989. He also served as Executive Director of the Gateway Economic Development Corporation of Greater Cleveland, which managed the financing and construction of the Jacobs Field and Gund Arena sporting venues.

         J. MICHAEL GORMAN is the President and Chief Executive Officer of Harmony Laboratories, Inc., which develops and distributed over-the-counter pharmaceuticals and health and beauty aids. From 1990 through 1995, Mr. Gorman was President of Knox International, Inc., a company that produces and distributes medical gases and equipment. Prior to that time, Mr. Gorman served as President of GPI, Inc., a producer of custom plastic devices for the medical industry.

         RICHARD M. OSBORNE is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. OsAir is a manufacturer of industrial gasses for pipeline delivery and a real property developer. Mr. Osborne is the Manager of Turkey Vulture Fund XIII, Ltd., which began operations in January 1995. Turkey Vulture Fund acquires, holds, sells, or otherwise invests in all types of securities and other instruments. Mr. Osborne is a director of TIS Mortgage Investment Company, a publicly-held real estate investment trust, a trustee and Chairman of the Board of Trustees of Meridian Point Realty Trust 83, a publicly-held real estate investment trust, a director of Central Reserve Life Corporation, a publicly-held real estate company, and a director and Vice Chairman of the Board of GLB Bancorp, Inc., a bank holding company.

         THOMAS J. SMITH has been the President of Retirement Management Company, which manages assisted living and retirement facilities, since 1992. Since April 1996, Mr. Smith has served as the Executive Operating Manager of Liberty Self-Stor, which owns and operates 13 self-storage facilities. Mr. Osborne controls both Retirement Management and Liberty Self-Stor. Mr. Smith is also a director of GLB Bancorp, a bank holding company, and a trustee of Meridian Point Realty Trust 83, a publicly-held real estate investment trust.

         JUGAL K. TANEJA had been Chairman of the Board, Chief Executive Officer and a Director of the Company from October 1991 to November 1998, and continues to serve as a director. Mr. Taneja is also the Chairman of the Board of Nutriceuticals.com, Inc. a public company engaged in e-commerce and Dynamic Health Products, Inc., a manufacturer of non-prescription medications, nutritional supplements and health products.

BOARD COMMITTEES

         Committees are in the process of being established.

OTHER KEY EMPLOYEES

         PEGGY A. LOESCH, MBA, RN, BSN age 47, is the Vice President-Operations, Home Health Division and oversees that Division's clinical operations while working with the Company Administrators in maintaining appropriate certifications, accreditations and processes.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation paid to or earned by the Company's Chief Executive Officer and the President. No other executive officer of the Company earned salary and bonus in excess of $100,000 for the fiscal year ended March 31, 1999.


                           SUMMARY COMPENSATION TABLE


                                FISCAL                                       OTHER ANNUAL            NUMBER OF SHARES
NAME AND PRINCIPAL POSITION      YEAR             SALARY         BONUS       COMPENSATION               UNDERLYING
---------------------------     ------            ------         -----       ------------           ------------------
OPTIONS
--------

Jugal K. Taneja                  1999            $131,000             --        $3,500(1)                     --
Chairman of the Board and        1998            $160,000             --       $44,000(1)(2)                  --
Chief Executive Officer          1997            $160,000        $17,877       $30,000(1)                 640,000(5)

Susan J. Carmichael              1999            $159,000             --       $10,500(4)(6)              200,000
President, CEO, and Director     1998            $130,000             --        $9,000(4)(6)                   --
                                 1997            $130,000        $16,677       $44,042(3)(4)              350,000(5)

(1) Represents meal and lodging expenses of $2,000 per month paid to Mr. Taneja while located in Florida. $18,000 paid during fiscal year 1998 and a monthly automobile allowance of $500. $3,500 paid during fiscal 1999.
(2) Represents moving expenses. $20,000 paid during fiscal year 1998.
(3) Represents accumulated vacation of $38,042 paid during fiscal year
    1997.
(4) Represents lodging expenses of $500 per month paid to Ms. Carmichael. $4,500 paid during fiscal year 1998 and 1999.
(5) Includes 540,000 warrants issued to Mr. Taneja and 270,000 warrants issued to Ms. Carmichael issued for certain terms of employment agreement. See details under Employment Agreements.

(6) Represents a monthly automobile allowance of $500 paid to Ms.
    Carmichael. $4,500 paid during fiscal year 1998.

         No options were granted during the fiscal year ended March 31, 1998. The following table sets forth information with respect to options granted during fiscal year ended March 31, 1999 to executive officers named in the Summary Compensation Table.

                     OPTIONS GRANTED DURING FISCAL YEAR 1999


                                               NUMBER
                                            OF SECURITIES       PERCENT
                                             UNDERLYING          TOTAL             EXERCISE
                                               OPTIONS          OPTIONS              PRICE            EXPIRATION
                                               GRANTED          GRANTED            PER SHARE             DATE
                                               -------          -------            ---------             ----

                  Susan J. Carmichael         200,000             100%               $0.50          no expiration

         The following table sets forth information with respect to the year-end value of unexercised options held by the executive officers named in the Summary Compensation Table. There were no stock option exercises by such executive officers during fiscal 1999, 1998 or 1997 and all unexercised options held at fiscal year end, excluding options granted in the fiscal year 1999, are currently exercisable.

                             YEAR-END OPTION VALUES


                                                      NUMBER OF SHARES                   VALUE OF
                                                         UNDERLYING                    UNEXERCISED
                                                     UNEXERCISED OPTIONS           IN-THE MONEY OPTIONS
                                                      AT MARCH 31, 1999              AT MARCH 31, 1999
                                                      -----------------              -----------------

     Jugal K. Taneja                                       920,000                          --
     Susan J. Carmichael                                   660,000                          --

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

TERMINATION, NONCOMPETITION AND MUTUAL RELEASE AGREEMENT

         As a result of settlement negotiations with Turkey Vulture Fund, on November 23, 1998, the company and its former Chief Executive Officer, Mr. Jugal
K. Taneja, entered into a Termination, Noncompetition and Mutual Release Agreement (the "Departure Agreement") pursuant to which Mr. Taneja relinquished his duties as the Chief Executive Officer and Chairman of the Board and agreed to accept $250,000 and 744,680 shares of Common Stock of the Company valued at $350,000 in exchange for releasing NuMED from its contractural obligations under his prior Employment Agreement. Additionally, the expiration date of all of Mr. Taneja's options and warrants were extended for a term of three (3) years from November 23, 1998, and accordingly, will expire on November 23, 2001. Mr. Taneja remains a member of the Board of Directors. The Departure Agreement also provided for customary noncompetition and nondisclosure of confidential information restrictions on Mr. Taneja. Moreover, the Departure Agreement contained mutual releases whereby NuMED and Mr. Taneja released and forever discharged each other from all prior causes of action they may have had against each other as of that date. The company also agreed to indemnify and defend Mr. Taneja and hold him harmless from and against any and all claims, demands, losses, costs, expenses, damages and deficiencies that Mr. Taneja might suffer or incur as a result of his acts or inaction as a director of the company. Finally, Mr. Taneja was granted demand registration rights for the NuMED Common Stock he received in connection with the Departure Agreement.

EMPLOYMENT AGREEMENTS

         On November 23, 1998, the Company entered into a new employment agreement with Susan J. Carmichael, pursuant to which Ms. Carmichael was named President and Chief Executive Officer for a one (1) year term subject to renewal discussions (the "Employment Agreement"). Ms. Carmichael waived ninety days accumulated sick time and agreed to assume the additional duties of CEO for an increase in salary of $25,000. She received options to purchase 200,000 shares of common stock of the Company at a price of $0.50 per share which represents the closing price on November 23, 1998. The options are subject to a one (1) year vesting period which will be accelerated upon a Change in Control.

         The Employment Agreement also includes customary noncompetition and nondisclosure of confidential information restrictions. Moreover, in the event of a termination of Ms. Carmichael's employment for other than "Cause" (as defined in the Employment Agreement), the Company must pay Ms. Carmichael one
(1) year's or two (2) year's salary in equal installments over the twelve (12) month period following the termination determined by the term of the covenant not to compete in accordance with Company pay policy immediately prior to such termination. Finally, in certain circumstances following a Change in Control (as defined in the Employment Agreement) the Company must pay Ms. Carmichael one (1) year's or two (2) year's salary (determined by the term of the covenant not to compete) in equal installments over the twelve (12) month period following the termination in accordance with Company pay policy immediately prior to such termination.

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

         1994 EMPLOYEE STOCK OPTION PLAN. The Company's 1994 Employee Stock Option Plan (the "1994 Plan") provides for the grant of incentive stock options and non-qualified stock options to purchase up to 750,000 shares of Common Stock. Each option will have an exercise price equal to the fair market value of the Common Stock on the date of grant, except for grants of incentive stock options to beneficial owners of 10% or more of the Common Stock, which will contain an exercise price equal to 110% of fair market value on the date of grant. Individuals eligible to participate in the 1994 Plan are employees and officers of the Company and its subsidiaries. No options were granted in fiscals 1999 and 1998.

         OUTSIDE DIRECTOR AND ADVISORY BOARD MEMBER STOCK OPTION PLAN. The Company's Outside Director and Advisory Board Member Stock Option Plan (the "D&A Plan") provides for an annual grant, subject to anti-dilution provisions, of 12,060 non-qualified stock options to each "eligible" director (directors of the Company who are not employees) and 710 non-qualified stock options to each "eligible" advisory board member (professionals representing each medical area in which the Company provides services). Each option shall have an exercise price equal to the fair market value of the Common Stock on the date of grant, and options vest over a period of 3 years with one-third vesting on each anniversary date of the grant. No options were granted in fiscals 1999 and 1998.

         EMPLOYEE STOCK PURCHASE PLAN. The Company's Employee Stock Purchase Plan (the "ESP Plan") permits employees employed on a regular full-time or part-time basis (excluding those who work less than 20 hours per week, those who have not completed a ninety day orientation period and those employees who own 5% or more of the Common Stock) to purchase Common Stock at 85% of the fair market value of the Common Stock up to a maximum of 15% of his or her total annual compensation. The number of shares of Common Stock that may be sold pursuant to the ESP Plan shall not exceed 250,000 shares in any one year. Additionally, no employee individually may purchase more than $25,000 worth of Common Stock in any one year. Approximately 29,000 and 23,000 shares were issued pursuant to the ESP Plan in fiscal 1999 and 1998, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of June 21, 1999 with respect to: (i) each of the Company's directors and the executive officers named in the Summary Compensation Table; (ii) all directors and executive officers of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the Common Stock. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.


                                                                           CURRENT SHARES BENEFICIALLY OWNED
                                                                           ---------------------------------
     BENEFICIAL OWNER                                                        NUMBER                  PERCENT
     ----------------                                                        ------                  -------
     Susan J. Carmichael (1).................................................495,000                   7.8%
     5770 Roosevelt Boulevard, Suite 700
     Clearwater, Florida  33760

     Thomas V. Chema (2)......................................................49,220                    *
     1100 Huntington Building
     925 Euclid Avenue
     Cleveland, Ohio 44115

     J. Michael Gorman.............................................................0                    *
     1109 S. Main Street
     Landis, North Carolina  28088

     Richard M. Osborne (3)..................................................583,500                 9.9%
     7001 Center Street
     Mentor, Ohio  44060

     Thomas J. Smith...............................................................0                    *
     8500 Station Street
     Suite 100
     Mentor, Ohio  44060

     Jugal K. Taneja (4)...................................................2,301,954                 34.0%
     6950 Bryan Dairy Road
     Largo, Florida  33777

     Turkey Vulture Fund XIII Limited....................................... 583,500                  9.9%
     7001 Center Street
     Mentor, Ohio  44060

     Executive Officers and Directors as a Group (6 People) (5)............3,429,674                 46.9%
----------

         * Less than one percent.

(1) Includes (i) 190,000 shares issuable under currently exercisable stock options, and (ii) 270,000 currently exercisable Common Stock Purchase Warrants. Excludes 200,000 stock options issued under November 23, 1998 employment agreement not yet exercisable.

(2) Includes 32,160 shares issuable under currently exercisable stock options granted pursuant to the D & A Plan. Excludes 4,020 stock options issued on July 1, 1996 pursuant to D & A Plan that are not yet exercisable.

(3) Includes beneficial ownership of 583,500 shares owned by Turkey Vulture Fund, of which Mr. Osborne is the sole Manager.

(4) Includes beneficial ownership of (i) 182,578 shares of Common Stock owned by First Delhi Trust, a trust for Mr. Taneja's children over which he exercises voting rights, (ii) 328,300 shares of Common Stock and 540,000 currently exercisable Common Stock Purchase Warrants owned by Twenty-First Century Healthcae Fund, L.L. D., a limited liability company controlled by Mr. Taneja and his family members, (iii) 380,000 shares issuable under currently exercisable stock options, and (iv) the 744,680 shares Mr. Taneja is not eligible to vote at the meeting which he received in connection with the entering into of his Termination, Noncompetition and Mutual Release Agreement. Excludes 209,820 shares beneficially owned by his wife, Manju Taneja, as to which Mr. Taneja exercises no voting or disposition rights.

(5) Includes 1,412,160 shares issuable under common stock purchase warrants and/or stock options that are currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         A lease agreement was entered into by the Company with the Erie Company, a Corporation which is owned and controlled by a relative of a director of NuMED. The lease allows for 40% more space at essentially the same price of the prior space. The lease is at fair market value. This agreement was approved by the Board of Directors prior to its inception.

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

                                     PART VI

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

         The following exhibits are filed with this report:


EXHIBIT NUMBER                 DESCRIPTION OF DOCUMENT
--------------                 -----------------------


3.1 Articles of Incorporation of Stowaway, Inc. (n/k/a NuMED Home Health Care, Inc.) dated October 13, 1987.(1)

3.2 Certificate of Amendment to Articles of Incorporation of NuMED Home Health Care, Inc. dated February 12, 1993.(2)

3.3 Certificate of Amendment to Articles of Incorporation of NuMED Home Health Care, Inc. dated April 29, 1994.(3)

3.4     ##   Amended and Restated Bylaws of NuMED Home Health Care, Inc.

4.1          Specimen Certificate for Common Stock.(1)

4.2          [Intentionally omitted]

4.3          Specimen Certificate for Warrant.(3)

4.4          Warrant Agreement.(3)

4.5          Underwriter's Unit Purchase Option.(4)

10.1 NuMED Home Health Care, Inc. Outside Director and Advisory Board Member Stock Option Plan. (Filed as Exhibit No. 99(a) to registration statement on Form S-8, File No. 33-90966).(4)

10.2         NuMED Home Health Care,  Inc. 1994 Employee Stock Option Plan.
             (Filed as Exhibit No. 99(b) to registration statement on Form S-8, File No. 33-90966).(4)

10.3         NuMED Home Health Care, Inc. Employee Stock Purchase Plan.
             (Filed as Exhibit No. 99(c) to registration statement on Form S-8, File No. 33-90966).(4)

10.4         Employment Agreement by and between NuMED Home Health Care, Inc.
             and Susan J. Carmichael, dated November 23, 1998 (Filed as Exhibit
             10.2 to the Form 8-K, filed December 4, 1998, File No. 001-12992)

10.5 Termination, Noncompetition and Mutual Release Agreement by and between NuMED Home Health Care, Inc. and Jugal K. Taneja, dated November 23,1998 (Filed as Exhibit 10.1 to the Form 8-K, filed December 4, 1998, File No. 002-12992)

21          Subsidiaries of NuMED Home Health Care, Inc.

22     ##   Consent of Deloitte & Touche, LLP

23     ##   Consent of Ernst & Young LLP.
----------
##      Filed herewith

(1) Incorporated by reference to the Company's registration statement on Form S-4, File No. 33-53218

(2) Incorporated by reference to NuMED Surgical, Inc.'s registration statement on Form 10SB, File No. 0-24362

(3) Incorporated by reference to the Company's registration statement on Form SB-2, File No. 33-86122.

(4) Incorporated by reference to the Company's registration statement on Form S-8, File No. 33-90966.

    (b) REPORTS ON FORM 8-K.

         The Company filed a report Form 8-K dated January 19, 1999 in connection with its Board of Directors reaching an agreement with Turkey Vulture Fund XIII, Ltd. To settle all litigation outstanding among the parties. The following exhibit was filed with the report:

         (A) Mediation and Settlement dated January 6, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NUMED HOME HEALTH CARE, INC.

DATED:  June 25, 1999                  BY: /s/ SUSAN J. CARMICHAEL
                                          ---------------------
                                          Susan J. Carmichael, Chief Executive
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                                      DATE
---------                                    -----                                      ----

/s/ SUSAN J. CARMICHAEL              President, CEO, and Director                   June 25, 1999
-------------------------
SUSAN J. CARMICHAEL

/s/ MARILYN K. MAGINNES              Principal Accounting Officer                   June 25, 1999
-------------------------            Senior Controller
MARILYN K. MAGINNES

/s/ THOMAS V. CHEMA                  Chairman of the Board and Director             June 25, 1999
-------------------------
THOMAS V. CHEMA

/s/ J. MICHAEL GORMAN                Director                                       June 25, 1999
-------------------------
J. MICHAEL GORMAN

/s/ RICHARD M. OSBORNE               Director                                       June 25, 1999
-------------------------
RICHARD M. OSBORNE

/s/ THOMAS J. SMITH                  Director                                       June 25, 1999
-------------------------
THOMAS J. SMITH

/s/ JUGAL K. TANEJA                 Director                                        June 25, 1999
-------------------------
JUGAL K. TANEJA

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of NuMED Home Health Care, Inc. and Subsidiaries
Clearwater, Florida

We have audited the consolidated balance sheet of NuMED Home Health Care, Inc. and Subsidiaries (the Company) as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at March 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Tampa, Florida
June 21, 1999

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of NuMED Home Health Care, Inc. and Subsidiaries
Clearwater, Florida

We have audited the consolidated balance sheet of NuMED Home Health Care, Inc. and Subsidiaries (the Company) as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NuMed Home Health Care, Inc. and subsidiaries at March 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Cleveland, Ohio
June 29, 1998

                  NuMED Home Health Care, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                  MARCH 31
                                                                           1999              1998
                                                                     -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $     38,830       $     59,725
   Cash deposits securing contractual arrangements                      1,176,000          1,275,980
                                                                     -------------------------------
                                                                        1,214,830          1,335,705
   Accounts receivable, net of allowances for doubtful accounts
     of $533,048 in 1999 and $304,796 in 1998                           4,160,383          4,343,476
   Prepaids, inventories, and other current assets                        278,029            335,825
                                                                     -------------------------------
Total current assets                                                    5,653,242          6,015,006

Property and equipment, net                                               220,480            382,928
Goodwill, net of accumulated amortization of $1,444,255
   in 1999 and $1,098,913 in 1998                                       3,735,880          4,081,222
Other intangible assets, net of accumulated amortization of
   $1,965,289 in 1999 and $1,912,826 in 1998                              186,362            242,563
 Other assets                                                              18,877             34,185
                                                                     -------------------------------
TOTAL ASSETS                                                         $  9,814,841       $ 10,755,904
                                                                     ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                            $    510,718       $    289,850
   Accrued salaries and payroll related                                   935,662          1,291,419
   Accrued expenses                                                       345,141            278,055
   Estimated amounts due to third-party payors                            919,275             21,345
   Borrowings                                                           2,687,073          1,693,477
                                                                     -------------------------------
Total current liabilities                                               5,397,869          3,574,146

Long-term borrowings, less current portion                                      0            917,427
                                                                     -------------------------------
TOTAL LIABILITIES                                                       5,397,869          4,491,573

Commitments and Contingencies

Stockholders' equity:
   Preferred stock, authorized 2,000,000, no shares issued or
     outstanding                                                                0                  0
   Common stock, $.001 par value, authorized 48,000,000 shares,
     5,901,500 and 5,010,219, respectively, shares issued and
     outstanding                                                            5,902              5,010
   Additional paid-in capital                                          10,963,745         10,653,754
   Treasury stock, 34,488 and 43,599 shares of common stock at
     cost, respectively                                                   (39,096)           (87,634)
Accumulated deficit                                                    (6,513,579)        (4,306,799)
                                                                     -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              4,416,972          6,264,331
                                                                     -------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  9,814,841       $ 10,755,904
                                                                     ===============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                       YEARS ENDED MARCH 31
                                                     1999               1998
                                                -------------------------------
Revenues                                        $ 17,086,163       $ 22,649,516
Direct expenses                                   12,543,008         17,240,737
                                                --------------------------------
GROSS PROFIT                                       4,543,155          5,408,779

GENERAL AND ADMINISTRATIVE EXPENSES:
   Salaries and benefits                           3,018,290          3,543,928
   Operating expenses                                919,310            865,684
   Professional fees                                 192,592            371,436
   Occupancy expenses                                826,906            802,754
   Insurance                                         293,781            293,062
   Amortization and depreciation                     576,514            604,479
   Bad debt expense                                  228,373            103,733
   Recovery of contractual settlement               (511,841)
                                                --------------------------------
Total general and administrative                   5,543,925          6,585,076
                                                --------------------------------
Operating loss                                    (1,000,770)        (1,176,297)

OTHER REVENUES (EXPENSES):
   Interest income                                    54,116            112,373
   Interest expense                                 (303,972)          (215,572)
   Other Expense                                    (951,273)          (152,759)
                                                --------------------------------
Total other revenues (expenses)                   (1,201,129)          (255,958)
                                                --------------------------------

Loss before income tax expense                    (2,201,899)        (1,432,255)
Income tax expense                                     4,881            532,223
                                                --------------------------------

NET LOSS                                        $ (2,206,780)      $ (1,964,478)
                                                ================================

NET LOSS PER SHARE--BASIC AND DILUTED           $      (0.41)      $      (0.40)
                                                ================================

WEIGHTED AVERAGE SHARES OUTSTANDING--BASIC
   AND DILUTED                                     5,360,895          4,950,845


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 NuMED Home Health Care, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity



                                      Common Stock         Additional                      Treasury Stock
                                   ------------------       Paid-in      Accumulated    --------------------
                                     Shares   Dollars       Capital        Deficit       Shares     Dollars         Total
                                   -----------------------------------------------------------------------------------------
Balance at April 1, 1997           5,010,219 $  5,010     $10,679,113    $(2,342,321)   (67,075)  $(134,821)    $ 8,206,981

Net loss                                                                  (1,964,478)                            (1,964,478)

Shares issued under employee
stock purchase plan                                           (25,359)                   23,476      47,187          21,828
                                 -------------------------------------------------------------------------------------------

Balance at March 31, 1998          5,010,219    5,010      10,653,754     (4,306,799)   (43,599)   ( 87,634)      6,264,331
                                 ===========================================================================================

Net loss                                                                  (2,206,780)                            (2,206,780)

Purchase Treasury Shares              19,627       20           9,205                   (19,627)     (9,225)

Other                                126,974      127                                                                   127

Shares issued under
  Termination, Non-
    competition and Mutual                                                                                          350,000
    Release Agreement                744,680      745         349,255

Shares issued under employee
  stock purchase plan                                         (48,469)                   28,738      57,763           9,294
                                 ------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1999          5,901,500 $  5,902     $10,963,745    $(6,513,579)   (34,488)   $(39,096)     $4,416,972
                                 ==========================================================================================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NuMED Home Health Care, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                          YEARS ENDED
                                                                                      1999               1998
                                                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (2,206,780)      $ (1,964,478)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    576,514            604,479
     Termination payment in form of common stock                                      350,000                  0
     Provision for uncollectible accounts                                             228,252            103,733
     Increase (decrease) in cash due to net changes in operating assets and liabilities:
         Accounts receivable                                                          (45,159)          (901,427)
         Prepaids and other current assets                                             57,796            (53,732)
         Accounts payable and accrued expenses                                        (67,803)          (401,512)
         Estimated amounts due to third party payors                                  897,930                  0
         Other assets                                                                  15,308            499,897
                                                                                 -------------------------------
Net cash used in operating activities                                                (193,942)        (2,113,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                    (12,523)          (129,289)
                                                                                 -------------------------------
Net cash used in investing activities                                                 (12,523)          (129,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                           10,657,901          9,979,258
Payments on borrowings                                                            (10,581,732)        (9,095,492)
Proceeds from issuance of stock                                                         9,421             21,828
Cash securing letters of credit                                                        99,980            599,020
                                                                                 -------------------------------
Net cash provided by financing activities                                             185,570          1,504,614
                                                                                 -------------------------------

Decrease in cash and cash equivalents                                                 (20,895)          (737,715)

Cash and cash equivalents at beginning of year                                         59,725            797,440
                                                                                 -------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $     38,830       $     59,725
                                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                                                    $    303,972       $    197,105
                                                                                 ===============================

Income taxes paid during the year                                                $      4,881       $          0
                                                                                 ===============================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  NuMed Home Health Care, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                             March 31, 1999 and 1998

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of NuMED Home Health Care, Inc. (NuMED or the Company) and its wholly-owned subsidiaries: Whole Person Home Health Care of Ohio, Inc. (Whole Person in OH), Whole Person Home Health Care, Inc. (Whole Person in PA), Pennsylvania Medical Concepts, Inc. (PA Medical Concepts), Whole Person Home Health Care of Florida, Inc. dba Total Professional Health Care (Total Professional), Silver Moves, Inc. dba Florida Nursing Services (Florida Nursing), Countryside Health Services, Inc. (Countryside), Parke Home Health Care, Inc. (Parke) and NuMED Rehabilitation (NuMED Rehab). Intercompany transactions between NuMED and its subsidiaries have been eliminated in the consolidated financial statements.

SERVICES

NuMED is a holding company that provides home health care services and temporary staffing of nursing personnel as well as contractual staffing of physical, occupational and speech therapists to various health care facilities through its eight subsidiaries. NuMed has two reportable segments: home health services and contractual therapy staffing (rehabilitation services). Home health services are provided in certain markets of Florida, Ohio and Pennsylvania. Rehabilitation services are provided in certain markets of Ohio and Pennsylvania.

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

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

estimated and accrued in the period which services were rendered. Estimates are adjusted, if necessary, in the period final settlements are determined.

Revenues from third-party payors for the years ended March 31, 1999 and 1998 were approximately $9,932,000 and $12,785,000, respectively. Certain of these revenues (primarily Medicare) are subject to cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. Allowances are provided, as necessary, to reflect the excess of the established rates over rates based on third-party arrangements.

Approximately 32% and 34% of 1999 and 1998 revenues, respectively, were derived from the Medicare program. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquires have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory penalties.

CONCENTRATION OF CREDIT RISK

The Company's concentration of credit risk relating to accounts receivable is limited due to the diversity of patients and payors. Accounts receivable primarily consist of amounts due from government programs, commercial insurance companies, private pay patients, hospitals, long-term care facilities and other group insurance programs. Excluding governmental programs, no one payor source represents more than 10% of the Company's accounts receivable or revenues for 1999 or 1998. The Company maintains an allowance for uncollectible accounts based on the expected collectibility of accounts receivable.

CASH AND CASH EQUIVALENTS

Cash equivalents represent highly liquid investments with original maturities of less than 90 days. Cash and cash equivalents excludes cash deposits used to secure contractual obligations. Cash deposits securing contractual agreements are classified as current because such borrowings are short term.

INVENTORIES

Inventories are carried at the lower of cost (first-in, first-out (FIFO) method) or net realizable value. Inventories consist of disposable medical supplies.

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

A.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated on the straight-line basis over their estimated useful lives for financial and tax reporting purposes. Repairs and maintenance costs are expensed as incurred. Additions, betterments, and major renewals are capitalized. The carrying value of property and equipment is reviewed at each balance sheet date to determine whether property and equipment has been impaired. If this review indicates that the carrying value of property and equipment, as determined based on the undiscounted cash flows of the entity over the remaining depreciation period, the Company's carrying value of the property and equipment would be reduced based on the estimated shortfall of discounted cash flows at such time an impairment in value of property and equipment has occurred. Based on the Company's review as of March 31, 1999 and 1998, no impairment of property and equipment was evident.

GOODWILL

Goodwill, representing the excess of the cost over the net assets of acquired businesses, after allocation to other identifiable intangible assets, is amortized on the straight-line basis over fifteen years. The carrying value of goodwill is reviewed at each balance sheet date to determine whether goodwill has been impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced based on the estimated shortfall of discounted cash flows at such time an impairment in value of goodwill has occurred. Based on the Company's review as of March 31, 1999 and 1998, no impairment of goodwill was evident.

OTHER INTANGIBLE ASSETS

Other intangible assets consist of customer lists, covenants not to compete and various leaseholds and are amortized over their estimated useful life up to a maximum of 10 years.

FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, cash deposits securing contractual arrangements, accounts receivable, and accounts payable, and borrowing are reasonable estimates of their fair value due to the short-term nature of these financial instruments.

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

EARNINGS PER SHARE

In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128). Accordingly, basic net loss per share was computed based on the weighted average number of common shares outstanding during the fiscal year. Dilutive net loss per share was computed based on the weighted average number of common shares outstanding plus the shares that would be outstanding assuming exercise of dilutive securities. For the years ended March 31, 1999 and 1998, basic net loss per share equaled dilutive net loss per share because of the Company's net loss.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, in accounting for its employee stock options and warrants because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS No. 123), requires use of highly subjective assumptions in option valuation models. Under APBO No. 25, because the exercise price of the Company's employee stock options and warrants is not less than fair market price of the shares at the date of the grant, no compensation expense is recognized in the financial statements. Pro forma information regarding net income and earnings per share, determined as if the Company had accounted for its employee stock options and warrants under the fair value method of SFAS No. 123, is presented in footnote E.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997; therefore, the Company adopted the new requirements retroactively in fiscal 1999. The company has two reportable segments: home health services and rehabilitation services.

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

B.     PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                      MARCH 31
                                               1999             1998
                                       ------------------------------------

Equipment                                 $     582,251    $     568,113
Furniture and fixtures                          123,639          121,210
Leaseholds                                       86,098           77,562
                                       ------------------------------------
                                                791,988          766,885
Less accumulated depreciation                   571,508          383,957
                                       ------------------------------------

                                          $     220,480    $     382,928
                                       ====================================

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

C.     BORROWINGS

Borrowings consist of the following:

                                                                                             MARCH 31
                                                                                      1999              1998
                                                                                ------------------------------------
$1,250,000 line of credit with interest payable monthly at 175 basis points above the 90 day certificate of deposit rates (6.72% and 7.06% at March 31,
   1999). This agreement is collateralized by two
   certificates of deposits. Expires May 15, 1999  ............................      $  901,000      $  901,000

36 month term note payable in monthly principal and interest installments of
   $1,389 through March 15, 2000 at an annual rate of
   10%.  This note is unsecured ...............................................          15,808          28,990

30 month term note payable in monthly principal installments of
   $11,987 through October 1, 1998 at an annual rate of 8%  ...................               0          71,922

30 month term note payable in monthly principal installments of $833
   through October 1, 1998 at an annual rate of 8%  ...........................               0           5,000

$275,000 line of credit with interest payable monthly at 200 basis points above the 90 day certificate of deposit rate (6.75% at March 31, 1999). This agreement is collateralized by a
   certificate of deposit .....................................................         275,000               0

$3,000,000 line of credit with interest payable monthly at 2% above the prime rate as designated by Fleet National Bank (9.75% at March 31, 1999). This
   line of credit is collateralized by accounts receivable and cash balances of
   NuMED, NuMED Rehabilitation, Florida Nursing, Countryside, PA Medical
   Concepts, Whole Person Health Care of Ohio, and Parke. Expires August 14,
   1999

                                                                                      1,495,265       1,596,424

Other .........................................................................               0           7,568
                                                                                     --------------------------
                                                                                      2,687,073       2,610,904
Less current portion of short-term and
long term borrowings ..........................................................       2,687,073       1,693,477
                                                                                     --------------------------

Long term borrowings, less current portion ....................................      $        0      $  917,427
                                                                                     ==========================

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

C.     BORROWINGS--CONTINUED

The Company also has a $2,000,000 credit facility, collateralized by accounts receivable and cash balances of NuMED and Total Professional. Advances under the line are limited to the aggregate accounts receivable balances of qualified accounts under 120 days old. This line bears interest at 2% above the prime rate as designated by Fleet National Bank of Connecticut, N.A. (9.75% at March 31,
1999). There were no borrowings under the $2,000,000 credit facility at March 31, 1999 and 1998.

In connection with certain above borrowings, the company has pledged certificates of deposit, totaling $1,176,000 and $1,275,980, respectively, at March 31, 1999 and 1998.

As of March 31, 1999, NuMed has approximately $3,854,000 available out of a total of $6,525,000 on existing lines of credit.

D.     STOCKHOLDERS' EQUITY

During the year ended March 31, 1999, the Company reconciled the number of shares of stock issued and outstanding with the registrar's detail shareholder listing report. The process resulted in the recording of 126,974 additional shares. During 1999 NuMED purchased 19,627 treasury shares at $0.47 per share. No treasury shares were purchased in fiscal 1998.

On November 23, 1998, 744,680 shares of common stock at $0.47 (average closing price for the previous five trading days) were issued to Jugal Taneja, former Chief Executive Officer, as partial consideration for his Termination, Noncompetition and Mutual Release Agreement. See Note I.

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued


E.     STOCK AND BENEFIT PLANS

A summary of the Company's stock option activity, and related information for the years ended March 31, 1999 and 1998 is shown in the following table in accordance with SFAS No. 123:


                                                                             1999                            1998
                                                                       ----------------------------------------------------------
                                                                                         WEIGHTED-                    WEIGHTED-
                                                                                         AVERAGE                      AVERAGE
                                                                           OPTIONED      EXERCISE       OPTIONED      EXERCISE
                                                                            SHARES         PRICE         SHARES         PRICE
                                                                       ----------------------------------------------------------
Outstanding beginning of year                                              2,168,040    $  3.06         2,168,040   $  3.06
Granted--Market price equals exercise price                                  200,000       0.50
Granted--Market price is less than exercise                                     --                                        --
price
Exercised                                                                       --                                        --
Canceled                                                                    (587,220)      4.33
                                                                       ==========================================================

Outstanding at end of year                                                 1,780,820    $   2.36      2,168,040      $  3.06
                                                                       ==========================================================

Exercisable at end of year                                                 1,563,320    $   2.59      2,091,184      $  3.07
                                                                       ==========================================================

Weighted--average fair value of options granted during year:
     Market price equals exercise price                                  $   100,000                                      --
     Market price is less than exercise                                           --                                      --
     price

Reserved for future grants                                                   340,000                   340,000


Exercise prices for optioned shares outstanding as of March 31, 1999 ranged from $0.50 to $5.00. A summary of these options by range of exercise prices is shown as follows:


                                  Outstanding                          Exercisable
                       ------------------------------------ -----------------------------------      Weighted-
                                                 Weighted-                           Weighted-        Average
                                                  Average                             Average        Remaining
      Range of                  Optioned         Exercise            Optioned        Exercise       Contractual
   Exercise Prices               Shares            Price              Shares           Price        Life (years)
-----------------------------------------------------------------------------------------------------------------
greater than $2.00               436,260       $   0.92               236,260       $   1.27           1.03
$2.00--$2.99                   1,144,000           2.63             1,144,000           2.63           2.36
$3.00--$3.99                     120,560           3.28               103,060           3.31           1.52
$4.00--$4.99                           -              -                     -             -               -
less than $4.99                   80,000           5.00                80,000           5.00           *
                       ------------------------------------------------------------------------------------------

                               1,780,820       $   2.36             1,563,320       $   2.59           2.10
                       ==========================================================================================

*  no expiration

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

E.     STOCK AND BENEFIT PLANS--CONTINUED

PRE-PLAN STOCK OPTIONS

During fiscal 1992 and 1993, the Board of Directors reserved 300,000 shares of common stock for the formation of a stock plan for executives. 220,000 shares were granted based at the average bid price which ranged from $2.19 to $5.00. As of March 31, 1999 no options have been exercised.

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

The options are exercisable after a six month holding period. Under the 1994 Employee Stock Option Plan, 20,000 options were exercised in the fiscal year ended March 31, 1998 and no options were exercised in the fiscal year ended March 31, 1999.

On November 23, 1998, 200,000 options were granted to one officer of the Company at $0.50. The options have a one year vesting period accelerated upon a Change in Control of the Company or termination of the officer other than for Cause as defined in the Officer's Employment Agreement.

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

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

E.       STOCK AND BENEFIT PLANS--CONTINUED

OUTSIDE DIRECTOR AND ADVISORY BOARD MEMBER STOCK OPTION PLAN

This plan provides for an annual grant of non-qualified stock options to each outside director of NuMED who is not an employee and to each Advisory Board Member who is a professional representing each medical area in which NuMED provides services. Each option has an exercise price equal to the fair market value of the common stock on the date of grant, and options vest over a three year period with one third vesting on each anniversary date of the grant. Currently, NuMED has approximately 28 advisory board members and 5 outside directors. Advisory Board Members who refer clients to NuMED are not permitted to participate in the plan. The first date of grant was July 1, 1994 and options to purchase 48,240 shares of common stock were granted to outside directors and 19,880 options were granted for eligible Advisory Board Members in fiscal 1996 and 1995. On July 1, 1996, 60,300 options to purchase were granted to outside directors and 18,460 options were granted to Advisory Board Members. As of March 31, 1999, 81,140 options have vested.

401(K) PLAN

NuMED sponsors a 401(k) plan. Regular full-time or part-time employees (excluding those who have not completed a ninety day orientation period and those who work less than 500 hours per year) are eligible to participate in the plan. NuMED may contribute to the plan on a discretionary basis. There is a one-year service requirement for participation in the employer discretionary matching contribution and a two-year cliff vesting requirement for each discretionary employer contribution. NuMED did not contribute to the plan during fiscal 1999 or 1998.

WARRANTS

During fiscal 1999 and 1998, no warrants were granted or cancelled.

The fair value for the above options and warrants was estimated at the date of grant using a Black Scholes option pricing model with the following weighted-average assumptions for all options granted in 1999:

Risk-free interest rate                                   4.98%
Expected life of option                                 3 years
Expected dividend yield of stock                          0.00%
Expected volatility of stock                               148%

                  NuMed Home Health Care, Inc and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

E.       STOCK AND BENEFIT PLANS--CONTINUED

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

                                                   1999              1998
                                          --------------------------------------

Pro forma net loss                           $  (2,288,227)     $  (1,964,478)

Pro forma net loss per share                        $ (.43)            $ (.40)

F.     COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

The Company is involved in certain litigation and claims as a defendant or plaintiff arising in the ordinary course of operations. Management, after the advice of legal counsel, believes that the range of potential liabilities will not materially affect the financial position of the Company.

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

                  NuMed Home Health Care, Inc and Subsidiaries
              Notes to Consolidated Financial Statements--Continued


F.     COMMITMENTS AND CONTINGENCIES--CONTINUED

LEASE COMMITMENTS

The Company leases its office space and certain office equipment under various operating leases. Rent expense for the years ended March 31, 1999 and 1998 was approximately $490,000 and $470,000, respectively. Future lease commitments are as follows:

          2000                                        $372,536
          2001                                         273,290
          2002                                          43,903
          2003                                          23,052
          2004                                            2582
          Thereafter                                         0

G.       RELATED PARTY TRANSACTIONS

A lease agreement was entered into by the Company commencing February 1, 1999 and terminating February 1, 2001 with the Erie Company, a Corporation which is owned and controlled by a relative of a director of NuMED. The lease allows for 40% more space at essentially the same price of the prior space. The lease is at fair market value. This agreement was approved by the Board of Directors prior to its inception. The annual rental of $22,800 is payable in equal installments of $1,900 monthly. $3,400 was expensed in fiscal year 1999.

H.     RECOVERY OF CONTRACTUAL SETTLEMENT

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

The Company was contractually obligated to repay this customer the amount of Medicare disallowed costs of $899,000. The entire amount paid was expensed in 1997. In fiscal 1999, the Company was successful in recovering $512,000 of the disallowed cost in 1999. Another appeal for a portion of $190,000 of the balance is set for December 1999.

                  NuMed Home Health Care, Inc and Subsidiaries
              Notes to Consolidated Financial Statements--Continued


I.      OTHER EXPENSE

The Company signed a definitive agreement with Banyan Healthcare Services, Inc., a company formed to acquire health care related companies to consolidate and provide full services. In June, 1998 the Company terminated its discussions. A merger agreement was signed August 19, 1998 with Mednu Acquisition Corporation ("Mednu") and then it was terminated on October 14, 1998. In connection thereto, the Company incurred professional fees of approximately $118,000 and $130,000 during the years ended March 31, 1999 and 1998, respectively, associated with the transaction.

In November, 1998 the Company and Turkey Vulture Fund XIII, Ltd. ("Turkey Vulture Fund"), a signficant shareholder of the company, were involved in a proxy battle. On January 6, 1999, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. The parties to the settlement agreement agreed to take all appropriate steps pursuant to applicable law necessary to allow the Turkey Vulture Fund to enter into a stock purchase agreement for 744,680 shares of common stock directly from the company, from its currently authorized but unissued stock for $350,000 in cash. The settlement agreement provided that the closing was to occur within two days of the shareholders' approval. However, Stockholder approval was not required under Nevada law, and accordingly, no such approval was sought. As of June 21, 1999 the Stock Purchase Agreement with the Turkey Vulture Fund has not been consummated. The costs attributed to this proxy battle was approximately $212,000 during the year ended March 31, 1999.

As a result of the proxy settlement negotiations, on November 23, 1998 the Company entered into a Termination, Noncompetition and Mutual Release Agreement with Jugal K. Taneja, the former Chief Executive Officer. For the consideration of $250,000 cash and 744,680 shares of common stock with a market value of $350,000 the then Chief Executive Officer resigned and released the Company from the obligations set forth in his employment agreement. Although the payment related to both termination and non-competition, the Company determined that there was no significant value to ascribe to the non-competition; therefore, the entire payment was expensed.

                  NuMed Home Health Care, Inc and Subsidiaries
              Notes to Consolidated Financial Statements--Continued


J.       SEGMENT REPORTING

The following schedule presents information about the Company's continuing operations for different industry segments:

         FISCAL YEAR ENDED
         MARCH 31, 1999

                                                                      HOME HEALTH      REHABILITATION
                                                     TOTAL              SERVICES           SERVICES         CORPORATE
                                                  -----------         -----------      --------------       ---------
         Revenue                                  $17,086,163         $12,073,001        $5,013,162
         Direct Expenses                           12,543,008           8,334,516         4,208,492
         Gross Profit                               4,543,155           3,738,485           804,670
         Depreciation and Amortization                576,514             274,023           302,491
         Operating Loss Prior To Recovery
            of Contractual Settlement              (1,512,611)           (443,540)       (1,069,071)
         Recovery of Contractual
            Settlement                              (511,841)                             (511,841)
         Operating Loss                           (1,000,770)           (443,540)         (557,230)
         Interest Income                               54,116              36,799            17,317
         Interest Expense                             303,972             206,701            97,271
         Termination Payment and Proxy
            Battle Costs                              812,000             552,160           259,840
         Other Expense                                139,273              94,706            44,567
                                                      -------              ------            ------
         Total Other Expense                          951,273             646,866           304,407
                                                      -------             -------           -------
         Loss Before Income Tax Expense            (2,201,899)         (1,260,308)         (941,591)
         Identifiable Assets                        9,814,841           4,371,084         4,042,285       $1,401,472
         Capital Expenditures                          12,523               7,646         -                    4,877


                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued

SEGMENT REPORTING--CONTINUED

         FISCAL YEAR ENDED
         MARCH 31, 1998

                                                                   HOME HEALTH        REHABILITATION
                                                  TOTAL             SERVICES             SERVICES         CORPORATE
                                                  -----             --------             --------         ---------
         Revenue                                 $22,649,516       $15,164,754         $7,484,762
         Direct Expenses                          17,240,737        10,909,426          6,331,311
         Gross Profit                              5,408,779         4,255,328          1,153,451
         Depreciation  and Amortization              604,479           315,713            288,766
         Operating Loss                           (1,176,297)         (531,000)          (645,297)
         Interest Income                             112,373            79,897             32,476
         Interest Expense                            215,572           153,272             62,300
         Other Expense                               152,759           108,612             44,147
         Loss Before Income Tax Expense           (1,432,255)         (712,986)          (719,269)
         Identifiable Assets                      10,755,904         4,092,622          5,206,176       $1,457,106
         Capital Expenditures                        129,289            56,627             16,326           56,336


K.     INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                  1999           1998
                             --------------------------
          Federal:
             Current           $       0      $(184,211)
             Deferred                  0        679,034
                               ------------------------
                                       0        494,823
          State and local          4,881         37,400
                               ------------------------

          Total                $   4,881      $ 532,223
                               ========================

Deferred taxes reflect the impact of temporary differences between the financial statements and tax bases of assets and liabilities, primarily relating to accrued expenses and valuation allowances.

                  NuMed Home Health Care, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements--Continued


K.       INCOME TAXES--CONTINUED

The components of deferred tax assets and liabilities are as follows:


                                                           1999              1998
                                                     ------------------------------------
Deferred tax assets:
   Net operating loss carryforward                      $   1,822,872     $     949,142
   Accounts receivable reserves                               200,426           113,870
   Accrued expenses                                            84,387            43,388
   Depreciation and amortization                               17,637             8,127
   Other                                                        3,494             3,100
                                                     ------------------------------------
                                                            2,128,816         1,117,627
Valuation allowances                                       (2,128,816)       (1,117,627)
Deferred tax liabilities                                            0                 0
                                                     ------------------------------------

NET DEFERRED TAX ASSETS                                 $           0     $           0
                                                     ====================================

A reconciliation to the effective income tax rate to the Federal statutory rate follows:

                                                            1999            1998
                                                     --------------------------------
Tax at statutory rate                                       (38)%           (34)%
Amortization of excess purchase price                         2               3
Other, net                                                    4               2
State and local taxes                                        (2)             (2)
Net operating loss                                           27              26
Current year valuation reserve                                6              42
                                                     --------------------------------

                                                             (1)%            37%
                                                     ================================

At March 31, 1999, the Company has federal net operating loss carryforwards, net of carrybacks, of approximately $4,850,000 which will be available to offset future taxable income through fiscal 2018. For financial reporting purposes, valuation allowances have been recognized to offset the deferred tax assets related to the net operating loss carryforwards due to the uncertainty as to future realization.

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                 DESCRIPTION OF DOCUMENT
--------------                 -----------------------


3.4          Amended and Restated Bylaws of NuMED Home Health Care, Inc.

22           Consent of Deloitte & Touche, LLP

23           Consent of Ernst & Young LLP.