Form 10QSB
period 1999-06-30
NUMED HOME HEALTH CARE INC
filed 1999-08-19
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12992

                          NUMED HOME HEALTH CARE, INC.
            --------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  STATE OF NEVADA                  34-1711764
           -----------------------------       ------------------
             or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)      identification No.)




            5770 ROOSEVELT BOULEVARD, SUITE 700, CLEARWATER, FL 34620
            ---------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (813) 524-3227

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.001 par value as of August 14, 1999 was 5,867,012 (exclusive of Treasury Shares).

                                   Form 10-QSB
                                        1

              NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                      JUNE 30        MARCH 31
                                                                       1999            1999
                                                                   ------------    ------------
                      ASSETS
Current assets:
  Cash and cash equivalents                                        $      7,664    $     38,830
  Cash deposits securing contractual arrangements                     1,198,938       1,176,000
                                                                   ------------    ------------
                                                                      1,206,602       1,214,830
  Accounts receivable, net of allowance for doubtful accounts of
  $517,369 and $533,048, respectively                                 4,189,160       4,160,383
  Prepaids, inventories, and other current assets                       231,209         278,029
                                                                   ------------    ------------
TOTAL CURRENT ASSETS                                                  5,626,971       5,653,242

Property and equipment, net                                             185,507         220,480
Goodwill, net of amortization of $1,530,591
  and $1,444,255, respectively                                        3,649,544       3,735,880
 Other intangibles assets, net of accumulated amortization of
   $1,938,508 and $1,965,289 respectively                               176,146         186,362
Other assets                                                               --            18,877
                                                                   ============    ============
TOTAL ASSETS                                                       $  9,638,168    $  9,814,841
                                                                   ============    ============
       LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                           $    649,209    $    510,718
  Accrued salaries and payroll related                                1,240,679         935,662
  Accrued expenses                                                      283,403         345,141
  Estimated amounts due to third party payors                           796,631         919,275
Borrowings                                                            2,514,320       2,687,073
                                                                   ------------    ------------
TOTAL CURRENT LIABILITIES                                             5,484,242       5,397,869

Stockholders' equity:
  Preferred stock, authorized 2,000,000, no shares issued
    or outstanding                                                            0               0
  Common stock, $.001 par value, authorized 48,000,000
    shares, 5,901,500 shares issued                                       5,902           5,902
  Additional paid-in capital                                         10,963,745      10,963,745
  Treasury stock, 34,488 shares of common stock at
    cost                                                                (39,096)        (39,096)
  Accumulated deficit                                                (6,776,625)     (6,513,579)
                                                                   ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                            4,153,926       4,416,972
                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  9,638,168    $  9,814,841
                                                                   ============    ============

           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       2

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                        THREE MONTHS ENDED JUNE 30,
                                                            1999           1998
                                                        -----------    -----------
Revenues                                                $ 3,326,955    $ 4,746,164
Direct expenses                                           2,334,614      3,543,703
                                                        -----------    -----------
GROSS PROFIT                                                992,341      1,202,461

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits                                       635,947        813,552
Operating expenses                                          170,559        224,178
Professional fees                                            41,241         65,553
Occupancy expenses                                          193,848        184,718
Insurance                                                    35,632         56,574
Amortization and depreciation                               127,836        135,055
Total general and administrative                          1,205,063      1,479,630
                                                        -----------    -----------
Operating loss                                             (212,722)      (277,169)

OTHER REVENUES (EXPENSES):
Interest income                                              10,173         42,157
Interest expense                                            (60,497)       (70,023)
                                                        -----------    -----------
Total other revenues (expenses)                             (50,324)       (27,866)
                                                        -----------    -----------

Loss before income taxes                                   (263,046)      (305,035)
Income tax                                                        0              0
                                                        -----------    -----------
Net loss                                                $  (263,046)   $  (305,035)
                                                        ===========    ===========
PER SHARE:
Net loss after income taxes                             $     (0.04)   $     (0.06)
                                                        ===========    ===========

Weighted average shares outstanding-basic and diluted     5,867,012      4,950,845


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       3

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
         THREE MONTHS ENDED JUNE 30, 1999 AND YEAR ENDED MARCH 31, 1999

                                           COMMON STOCK       ADDITIONAL                          TREASURY STOCK
                                        ------------------      PAID-IN        ACCUMULATED     --------------------
                                        SHARES      DOLLARS     CAPITAL         (DEFICIT)      SHARES       DOLLARS        TOTAL
                                        ------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1998             5,010,219    $ 5,010   $ 10,653,754    $ (4,306,799)    (43,599)   $ (87,634)   $ 6,264,331
                                       ===========================================================================================

Net loss                                                                        (2,206,780)                             (2,206,780)

Purchase Treasury Shares                  19,627         20          9,205                     (19,627)      (9,225)             -

Other                                    126,974        127                                                                    127

Shares issued under Termination
    and Mutual Release Agreement         744,680        745        349,255                                                 350,000

Shares issued under employee stock
    purchase plan                                                  (48,469)                     28,738       57,763          9,294
                                       -------------------------------------------------------------------------------------------

 BALANCE AT MARCH 31, 1999             5,901,500    $ 5,902   $ 10,963,745    $ (6,513,579)    (34,488)   $ (39,096)   $ 4,416,972

Net loss                                                                          (263,046)                             $ (263,046)
                                       -------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999              5,901,500    $ 5,902   $ 10,963,745    $ (6,776,625)    (34,488)   $ (39,096)   $ 4,153,926
                                       ===========================================================================================

           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       4


                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     JUNE 30        JUNE 30
                                                                      1999           1998
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (263,046)   $  (305,035)

Adjustments to reconcile net loss to net cash provided by
  (used in) operatingactivities:
     Depreciation and amortization                                     127,836        135,055
     Loss on sale or disposal of property, plant and equipment           3,690
     Increase (decrease) in cash due to net changes in operating assets and liabilities
          Accounts receivable                                          (28,777)       188,178
          Prepaids  and other current assets                            46,820         89,917
          Accounts payable and accrued expenses                        381,770       (150,148)
          Estimated amounts due to third party payors                 (122,644)
          Other Assets                                                  18,877       (318,747)
                                                                   -----------    -----------
Net cash provided by (used in ) operating activities                   164,526       (360,780)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                             1,760,283      3,231,782
Payments on borrowings                                              (1,933,037)    (2,759,108)
Cash securing contractual arrangements                                 (22,938)       (25,020)
                                                                   -----------    -----------
Net cash (used in) provided by financing activities                   (195,692)       447,654
                                                                   -----------    -----------

(Decrease) Increase in cash and cash equivalents                       (31,166)        86,874

Cash and cash equivalents at beginning of year                          38,830         59,725

                                                                   ===========    ===========
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $     7,664    $   146,599
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                                      $    60,497    $    70,023
                                                                   ===========    ===========
Income taxes paid during the year                                  $      --      $      --
                                                                   ===========    ===========

           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       5

NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1999

NOTE A-BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000 for further information, refer to the consolidated financial statements and footnotes included in NuMED Home Health Care, Inc. and Subsidiaries' ("the Company") Form 10-KSB for the year ended March 31, 1999.

NOTE B - SEGMENT REPORTING

      The following schedule presents information about the Company's continuing operations for different industry segments:

      FOR THE THREE MONTHS ENDED
      JUNE 30, 1999

                                                           HOME HEALTH      REHABILITATION
                                            TOTAL           SERVICES           SERVICES       CORPORATE
                                          ----------       -----------      ---------------  ----------
       Revenue                            $ 3,326,955      $ 2,997,462      $   329,493
       Direct Expenses                      2,334,614        2,107,699          226,915
       Gross Profit                           992,341          889,763          102,578
       Depreciation and Amortization          127,836           57,582           70,254
       Operating Loss                        (212,722)        (108,656)        (104,066)
       Interest Income                         10,173            9,156            1,017
       Interest Expense                        60,497           39,626           20,871
       Loss Before Income Tax Expense        (263,046)        (139,126)        (123,920)
       Identifiable Assets                  9,638,168        4,447,844        3,966,246      $1,224,078
       Capital Expenditures                      --               --               --              --

      FOR THE THREE MONTHS ENDED
      JUNE 30, 1998

                                                           HOME HEALTH      REHABILITATION
                                            TOTAL           SERVICES           SERVICES       CORPORATE
                                          ----------       -----------      ---------------  ----------
       Revenue                            $  4,746,164      $  3,184,698      $  1,561,466
       Direct Expenses                       3,543,703         2,193,661         1,350,042
       Gross Profit                          1,202,461           991,036           211,425
       Depreciation and Amortization           135,055            65,029            70,026
       Operating Loss                         (277,169)          (30,793)         (246,376)
       Interest Income                          42,157            28,245            13,912
       Interest Expense                         70,023            43,414            26,609
       Loss Before Income Tax Expense         (305,035)          (45,962)         (259,073)
       Identifiable Assets                  10,452,236         4,428,710         4,257,347   $1,766,179
       Capital Expenditures                       --                --                --         --

                                  Form 10-QSB
                                       6

NOTE C - EARNINGS PER SHARE

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128). Accordingly, basic net loss per share was computed based on the weighted average number of common shares outstanding during the fiscal year. Dilutive net loss per share was computed based on the weighted average number of common shares outstanding plus the shares that would be outstanding assuming exercise of dilutive securities. For the three months ended June 30, 1999 and 1998, basic net loss per share equaled dilutive net loss per share because of the Company's net loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net Revenues for the three months ended June 30, 1999, decreased by 30% or approximately $1,419,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc. ("NuMED Rehab"), decreased approximately $1,232,000 or 79% compared to the same period last year. The cause was the voluntary withdrawal from the East Coastal and Illinois regions, in preparation for the Prospective Payment System (PPS) imposed by the federal government effective January 1, 1999. The Home Health division's revenue decreased approximately $187,000 or 6% compared to the same period last year. While the company's patient referrals increased, the length of stay has decreased. This was an expected result of the Interim Payment System (IPS) imposed by the federal government.

      Direct expenses as a percentage of net revenue decreased by 5% to 70% of net revenues as compared to the same period one year ago. The cost of sales for NuMED Rehab is 69% and the cost of sales for the NuMED Home Health division is 70% for the quarter ended June 30, 1999. The strategic withdrawal from the East Coastal and Illinois regions in the NuMED Rehab division has resulted in the reduction of the direct expenses as a percentage of sales by 17% to 69% as compared to the same period last year.

      Gross Profit as a percentage of net revenue for the three month period ending June 30, 1999, increased 5% to 30% as compared to the same period a year ago.

      General and Administrative expenses for the three months ended June 30, 1999, decreased by 19% to approximately $1,205,000 or 36% of net revenue from approximately $1,480,000 or 31% of net revenue for the same period one year ago. The decrease was approximately $275,000 over the same period one year ago. The decrease was due primarily to the voluntary withdrawal from the East Coastal and Illinois regions in the NuMED Rehab division resulting in the closure of the NuMED Rehabs Horsham, Pennsylvania office. The General and Administrative expenses decreased approximately $24,000 in the Home Health division and approximately $251,000 in the rehab division as compared to the same period last year.

      As a result of the foregoing, the Company experienced a net loss of approximately $263,000 for the three months ended June 30, 1999, as compared to net loss of approximately $305,000 for the same period one year ago.

                                  Form 10-QSB

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and current ratio were approximately $143,000 and 1.0, respectively, as of June 30, 1999, as compared to approximately $255,000 and 1.0, respectively, as of March 31, 1999. Cash decreased approximately $31,000 for the three months ended June 30, 1999, as compared to March 31, 1999. The decrease in cash was primarily attributable to normal operations. Both working capital and the current ratio have decreased as a result of net losses.

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

      During the second quarter of fiscal 1999, NuMED Rehabilitation successfully recovered a total of $512,000 from the client's fiscal intermediary, representing disallowed costs for the client's fiscal year ending June 30, 1996. Subsequently the fiscal intermediary has tentatively agreed to settle the second appeal for approximately $75,000. The Company anticipates that the second appeal will be settled by December 1999.

      The Company has a credit facility in the amount of $3,000,000, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc. and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as was $1,304,664 and $1,495,265, respectively, at June 30, 1999 and March 31, 1999. The term of the credit facility expired August 14, 1999 which is currently being renegotiated.

      In accordance with the covenants associated with the credit facility, because the Company is not paying withholding taxes in a timely manner, it is in default of the agreement. The Company is negotiating with the lender to remedy the situation. The company cannot predict today if the renegotiations will be successful.

   The Company also has a $2,000,000 credit facility, secured by NuMED Home Health Care, Inc. and Whole Person Home Health Care of Florida, Inc. The credit advances are limited to the aggregate accounts receivable balance of qualified accounts under 120 days. The outstanding balance as of June 30, 1999 and March 31, 1999 was zero. The term of the credit facility expired August 14, 1999 which is currently being renegotiated

      The Company has two additional lines of credit in the amount of $1,250,000 and $275,000. The credit lines were both secured by certificates of deposits. The outstanding balance as of June 30, 1999 was $924,000 and 275,000 respectfully. As of August 4, 1999 the $1,250,000 line was closed and paid in full.

      The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At June 30, 1999, net goodwill and intangible assets of the Company were approximately $3.8 million. The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

      If the Company can successfully conclude renegotiations of its credit facilities, the Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for at least the next 12 months.

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

   COST. The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company has incurred costs to date of $5,000. Estimated costs for the remainder of work is $1,000 for a total projected Project cost of $6,000.

   RISKS. While the effort to assess and correct the Company's Year 2000 issues are expected to be complete prior to related forecasted failure horizons, the Company is taking specific measures to assess risks and develop specific contingency plans. A formal process is being developed to assess key business functions and create action plans which will describe the communications, operations and IT activities that will be conducted if the contingency plan must be executed. The costs of the Project and the completion dates are based on management's best estimates, which were derived from assumptions of future events including the availability of resources, key third party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could vary due to uncertainties. The Company's Year 2000 efforts are ongoing and its overall Project will continue to evolve as new information becomes available. The failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities and operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties on whom the Company relies, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations but the Company believes that with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

FORWARD LOOKING STATEMENTS

      The statements contained in this report which are not historical facts contain forward looking information regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause the Company's actual results to differ materially from those expected by the Company, including competitive factors, customer relations, the integration of operations resulting from acquisitions, the risk of obsolescence of the Company's products, relationships with suppliers, the risk of adverse regulatory action affecting the Company's business or the business of the Company's customers, changes in the international business climate, product introduction and market acceptance, general economic conditions, seasonality, changes in industry practices, the outcome of litigation to which the Company is a party, and other uncertainties detailed in this report and in the Company's other filings with the Securities and Exchange Commission.

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

      In November, 1998 the Company and Turkey Vulture Fund XIII, Ltd. ("Turkey Vulture Fund"), a significant shareholder of the company, were involved in a proxy battle. On January 6, 1999, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. The parties to the settlement agreement agreed to take all appropriate steps pursuant to applicable law necessary to allow the Turkey Vulture Fund to enter into a stock purchase agreement for 744,680 shares of common stock directly from the company, from its currently authorized but unissued stock for $350,000 in cash. The settlement agreement provided that the closing was to occur within two days of the shareholders' approval. However, Stockholder approval was not required under Nevada law, and accordingly, no such approval was sought. As of August 18, 1999 the Stock Purchase Agreement with the Turkey Vulture Fund has not been consummated.

                                  Form 10-QSB
                                       10

ITEMS 2 THROUGH 5. - NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     27        Financial Data Schedule.

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   Form 10-QSB
                                       11

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NUMED HOME HEALTH CARE, INC.

 Date: August 19, 1999                   By:  /s/SUSAN J. CARMICHAEL
                                             -----------------------
                                         Susan J. Carmichael
                                         Chief Executive Officer

 Date: August 19, 1999                   By:  /s/ MARILYN K. MAGINNES
                                              -----------------------
                                         Marilyn K. Maginnes
                                         Corporate Controller
                                         Principal Accounting Officer

                                  Form 10-QSB
                                       12

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

27             Financial Data Schedule

                          Form 10-QSB