Form 10QSB
period 1999-09-30
NUMED HOME HEALTH CARE INC
filed 1999-11-15
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999
                                       OR
                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12992

                          NUMED HOME HEALTH CARE, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         STATE OF NEVADA                           34-1711764
--------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  identification No.)

            5770 ROOSEVELT BOULEVARD, SUITE 700, CLEARWATER, FL 33760
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (727) 524-3227

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.001 par value as of November 14, 1999 was 5,867,012 (exclusive of Treasury Shares).

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                      SEPTEMBER 30         MARCH 31
                                                                          1999               1999
                                                                      ------------       ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                           $     46,971       $     38,830
  Cash deposits securing contractual arrangements                          275,000          1,176,000
                                                                      ------------       ------------
                                                                           321,971          1,214,830
  Accounts receivable, net of allowance for doubtful accounts of
  $517,244 and $533,048, respectively                                    4,253,140          4,160,383
  Prepaids, inventories, and other current assets                          221,339            278,029
                                                                      ------------       ------------
TOTAL CURRENT ASSETS                                                     4,796,450          5,653,242

Property and equipment, net                                                153,130            220,480
Goodwill, net of amortization of $1,616,926
  and $1,444,255, respectively                                           3,563,209          3,735,880
 Other intangibles assets, net of accumulated amortization of
   $1,809,005 and $1,965,289 respectively                                  169,786            186,362
Other assets                                                                                   18,877
                                                                      ------------       ------------
TOTAL ASSETS                                                          $  8,682,575       $  9,814,841
                                                                      ============       ============

                   LIABILITES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                              $    695,480       $    510,718
  Accrued salaries and payroll related                                   1,456,065            935,662
  Accrued expenses                                                         443,205            345,141
  Estimated amounts due to third party payors                              510,463            919,275
Borrowings                                                               1,575,480          2,687,073
                                                                      ------------       ------------
TOTAL CURRENT LIABILITIES                                                4,680,693          5,397,869

Stockholders' equity:
  Preferred stock, authorized 2,000,000, no shares issued
    or outstanding                                                               0                  0
  Common stock, $.001 par value, authorized 48,000,000
    shares, 5,901,500 shares issued                                          5,902              5,902
  Additional paid-in capital                                            10,963,745         10,963,745
  Treasury stock, 34,488 shares of common stock at
    cost                                                                   (39,096)           (39,096)
  Accumulated deficit                                                   (6,928,669)        (6,513,579)
                                                                      ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                               4,001,882          4,416,972
                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  8,682,575       $  9,814,841
                                                                      ============       ============

           See notes to condensed consolidated financial statements.

                                   FORM 10-QSB

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED



                                                           SIX MONTHS ENDED SEPTEMBER 30,
                                                               1999               1998
                                                           -----------       -------------
Revenues                                                   $ 6,568,918       $ 9,379,647
Direct expenses                                              4,502,467         6,917,841
                                                           -----------       -----------
GROSS PROFIT                                                 2,066,451         2,461,806

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits                                        1,250,136         1,613,572
Operating expenses                                             346,515           466,268
Professional fees                                              109,139           181,653
Occupancy expenses                                             361,407           450,592
Insurance                                                       58,517           121,627
Amortization and depreciation                                  258,119           276,172
Bad debt expense                                                                     125
                                                           -----------       -----------
Total general and administrative                             2,383,833         3,110,009
                                                           -----------       -----------
Operating loss                                                (317,382)         (648,203)

OTHER REVENUES (EXPENSES):
Interest income                                                 20,215            26,009
Interest expense                                              (117,923)         (142,644)
Other Income                                                                     500,337
                                                           -----------       -----------
Total other revenues (expenses)                                (97,708)          383,702
                                                           -----------       -----------

Loss before income taxes                                      (415,090)         (264,501)
Income tax                                                           0             4,881
                                                           -----------       -----------
Net loss                                                   $  (415,090)      $  (269,382)
                                                           ===========       ===========
PER SHARE:
Net loss after income taxes                                $     (0.07)      $     (0.05)
                                                           ===========       ===========

Weighted average shares outstanding-basic and diluted        5,867,012         4,950,845

            See notes to condensed consolidated financial statements

                                   FORM 10-QSB

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED


                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                              1999               1998
                                                           -----------       -----------
Revenues                                                   $ 3,241,963       $ 4,633,483
Direct expenses                                              2,167,853         3,374,138
                                                           -----------       -----------
GROSS PROFIT                                                 1,074,110         1,259,345

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits                                          614,189           800,020
Operating expenses                                             175,956           242,090
Professional fees                                               67,898           116,100
Occupancy expenses                                             167,559           265,874
Insurance                                                       22,885            65,053
Amortization and depreciation                                  130,283           141,117
Bad debt expense                                                                     125
                                                           -----------       -----------
Total general and administrative                             1,178,770         1,630,379
                                                           -----------       -----------
Operating loss                                                (104,660)         (371,034)

OTHER REVENUES (EXPENSES):
Interest income                                                 10,042           (16,148)
Interest expense                                               (57,426)          (72,621)
Other Income                                                                     500,337
                                                           -----------       -----------
Total other revenues (expenses)                                (47,384)          411,568
                                                           -----------       -----------

Loss before income taxes                                      (152,044)           40,534
Income tax                                                           0
                                                           -----------       -----------
Net loss                                                   $  (152,044)      $    40,534
                                                           ===========       ===========
PER SHARE:
Net loss after income taxes                                $     (0.03)      $      0.01
                                                           ===========       ===========

Weighted average shares outstanding-basic and diluted        5,867,012         4,950,845



            See notes to condensed consolidated financial statements

                                   FORM 10-QSB

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
        SIX MONTHS ENDED SEPTEMBER 30, 1999 AND YEAR ENDED MARCH 31, 1999



                                            COMMON STOCK            ADDITIONAL                   TREASURY STOCK
                                      ------------------------       PAID-IN     ACCUMULATED   --------------------
                                        SHARES         DOLLARS       CAPITAL      (DEFICIT)    SHARES        DOLLARS       TOTAL
                                      ----------------------------------------------------------------------------------------------

BALANCE AT MARCH 31, 1998              5,010,219    $     5,010    $10,653,754   $(4,306,799)  (43,599)   $   (87,634)  $ 6,264,331
                                      ==============================================================================================

Net loss                                                                          (2,206,780)                            (2,206,780)

Purchase Treasury Shares                  19,627             20          9,205                 (19,627)        (9,225)         --

Other                                    126,974            127                                                                 127

Shares issued under Termination
    and Mutual Release Agreement         744,680            745        349,255                                              350,000

Shares issued under employee stock
    purchase plan                                                      (48,469)                 28,738         57,763         9,294
                                      ----------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1999             5,901,500    $     5,902    $10,963,745   $(6,513,579)  (34,488)   $   (39,096)  $ 4,416,972

Net loss                                                                            (415,090)                           $  (415,090)
                                      ----------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1999         5,901,500    $     5,902    $10,963,745   $(6,928,669)  (34,488)   $   (39,096)  $ 4,001,882
                                      ==============================================================================================


                             See notes to condensed
                       consolidated financial statements.

                                   FORM 10-QSB

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                      SEPTEMBER 30     SEPTEMBER 30
                                                                          1999             1998
                                                                     -------------------------------
Cash flows from operating activities
Net loss                                                              $  (415,090)      $  (269,382)

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                        258,119           276,172
     Loss on sale or disposal of property, plant and equipment
     Increase (decrease) in cash due to net changes in operating assets and liabilities
          Accounts receivable                                             (92,757)           12,628
          Prepaids  and other current assets                               56,690           137,723
          Accounts payable and accrued expenses                           803,229          (589,283)
          Estimated amounts due to third party payors                    (408,812)
          Other Assets                                                     18,877
                                                                      -----------       -----------

Net cash provided by (used in ) operating activities                      220,256          (432,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                         (1,521)           (3,056)
                                                                      -----------       -----------
Net cash provided by (used in ) investing activities                       (1,521)           (3,056)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                3,407,372         6,178,744
Payments on borrowings                                                 (4,518,966)       (5,784,415)
Cash securing contractual arrangements                                    901,000            99,980
                                                                      -----------       -----------
Net cash (used in) provided by financing activities                      (210,594)          494,309
                                                                      -----------       -----------

 (Decrease) Increase in cash and cash equivalents                           8,141            59,111

Cash and cash equivalents at beginning of year                             38,830            59,725
                                                                      -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $    46,971       $   118,836
                                                                      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                                         $   112,027       $   142,644
                                                                      ===========       ===========
Income taxes paid during the year                                     $        --       $        --
                                                                      ===========       ===========

            See notes to condensed consolidated financial statements

                                   FORM 10-QSB

NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in NuMED Home Health Care, Inc. and Subsidiaries' ("the Company") Form 10-KSB for the year ended March 31, 1999.

NOTE B - SEGMENT REPORTING

         The following schedule presents information about the Company's continuing operations for different industry segments:

         FOR THE SIX MONTHS ENDED
         SEPTEMBER 30, 1999

                                                                      HOME HEALTH    REHABILITATION
                                                     TOTAL              SERVICES         SERVICES         CORPORATE
                                                  -----------        ------------    --------------       ----------
         Revenue                                   $6,568,918          $5,880,273        $ 688,645
         Direct Expenses                            4,502,467           4,042,615          459,852
         Gross Profit                               2,066,451           1,837,658          228,793
         Depreciation and Amortization                258,119             117,611          140,508
         Operating Loss                             (317,382)           (153,808)        (163,574)
         Interest Income                               20,215              18,101            2,114
         Interest Expense                             117,923              77,240           40,683
         Loss Before Income Tax Expense             (415,090)           (212,947)        (202,143)
         Identifiable Assets                        8,682,575           4,225,772        3,970,465          $486,338
         Capital Expenditures                           1,521               1,521               --                --


         FOR THE SIX MONTHS ENDED
         SEPTEMBER 30, 1998

                                                                   HOME HEALTH       REHABILITATION
                                                     TOTAL           SERVICES            SERVICES          CORPORATE
                                                  ----------       -----------       --------------        ---------
         Revenue                                  $9,379,647        $6,212,458         $3,167,189
         Direct Expenses                           6,917,841         4,311,344          2,606,497
         Gross Profit                              2,461,806         1,901,114            560,692
         Depreciation  and Amortization              276,172           136,119            140,053
         Operating Loss                            (648,203)         (164,735)          (483,468)
         Interest Income                              26,009            17,166              8,843
         Interest Expense                            142,644            88,439             54,205
         Other Income                                500,337                 0            500,337
         Loss Before Income Tax Expense            (264,501)         (236,008)           (28,493)
         Identifiable Assets                       9,814,841         3,969,155          4,462,592        $1,383,094
         Capital Expenditures                          3,056             3,056                 --                --

                                   FORM 10-QSB

         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 1999

                                                                  HOME HEALTH       REHABILITATION
                                                     TOTAL           SERVICES            SERVICES          CORPORATE
                                                  ----------       -----------       --------------        ---------
         Revenue                                   $3,241,963          $2,882,811        $ 359,152
         Direct Expenses                            2,167,853           1,934,916          232,937
         Gross Profit                               1,074,110             947,895          126,215
         Depreciation and Amortization                130,283              60,029           70,254
         Operating Loss                             (104,660)            (45,152)         (59,508)
         Interest Income                               10,042               8,945            1,097
         Interest Expense                              57,426              37,614           19,812
         Loss Before Income Tax Expense             (152,044)            (73,821)         (78,223)
         Identifiable Assets                        8,682,575           4,225,772        3,970,465          $486,338
         Capital Expenditures                           1,521               1,521               --                --

         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 1998

                                                                   HOME HEALTH       REHABILITATION
                                                     TOTAL           SERVICES            SERVICES          CORPORATE
                                                  ----------       -----------       --------------        ---------
         Revenue                                  $4,633,483        $3,027,760         $1,605,723
         Direct Expenses                           3,374,238         2,117,783          1,266,455
         Gross Profit                              1,259,345           910,078            349,267
         Depreciation  and Amortization              141,117            71,090             70,027
         Operating Loss                            (371,034)         (133,942)          (237,092)
         Interest Income                            (16,148)          (11,079)            (5,069)
         Interest Expense                             72,621            45,025             27,596
         Other Income                                500,337                 0            500,337
         Loss Before Income Tax Expense               40,534         (190,046)            230,580
         Identifiable Assets                       9,814,841         3,969,155          4,462,592        $1,383,094
         Capital Expenditures                          3,056             3,056                 --                --

NOTE C - EARNINGS PER SHARE

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128). Accordingly, basic net loss per share was computed based on the weighted average number of common shares outstanding during the fiscal year. Dilutive net loss per share was computed based on the weighted average number of common shares outstanding plus the shares that would be outstanding assuming exercise of dilutive securities. For the six months ended September 30, 1999 and 1998, basic net loss per share equaled dilutive net loss per share because of the Company's net loss.

                                   FORM 10-QSB

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Revenues for the six months ended September 30, 1999, decreased by 30% or approximately $2,811,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc., decreased approximately $2,479,000 or 78% compared to the same period last year. The cause was the voluntary withdrawal from the East Coastal and Illinois regions, in preparation for the Prospective Payment System (PPS) imposed by the federal government effective January 1, 1999. The Home Health division's revenue decreased approximately $332,000 or 5% compared to the same period last year. While the company's patient referrals increased, the length of stay has decreased. This was an expected result of the Interim Payment System (IPS) imposed by the federal government. The Home Health Division now comprises 90% of the total revenues with Rehabilitation comprising 10% compared to 67% and 33% respectively for the six month period last year.

         Direct expenses as a percentage of net revenue for the six months ended September 30, 1999 decreased by 5% to 69% of net revenues as compared to the same period one year ago. For the three month period ended September 30, 1999, direct expenses decreased by 6% to 67%of net revenues as compared to the same period one year ago. The cost of sales for NuMED Rehabilitation, Inc. is 67% for the six months ended September 30, 1999 and 59% for the three months ended September 30, 1999. The strategic withdrawal from the East Coastal and Illinois regions in the NuMED Rehabilition, Inc. division has resulted in the reduction of the direct expenses as a percentage of sales by 15% as compared to the same period last year. The cost of sales for the Home Health Division is 69% for the six months ended September 30, 1999 and 67% for three months ended September 30, 1999. As a result, the gross profit margins increased 5% to 32% for the six month period ended September 30, 1999 and increased 6% to 33% for the three month period ended September 30, 1999 as compared to the same period a year ago.

         General and Administrative expenses (excluding amortization and depreciation) for the six months ended September 30, 1999, decreased by 25% to approximately $2,125,000 or 33% of net revenue from approximately $2,834,000 or 31% of net revenue for the same period one year ago. The decrease was approximately $709,000 over the same period one year ago. The decrease was due primarily to the voluntary withdrawal from the East Coastal and Illinois regions in the NuMED Rehabilitation division resulting in the closure of the Rehabilitation office in Horsham, Pennsylvania. The General and Administrative expenses decreased approximately $354,000 in the Home Health division and approximately $355,000 in the rehab division as compared to the same period last year. General and Administrative expenses (excluding amortization and depreciation) for the three months ended September 30, 1999, decreased by 29% to approximately $1,048,000 or 32% of net revenue from approximately $1,489,000 or 32% of net revenue for the same period one year ago.

         As a result of the foregoing, the Company incurred a net loss of approximately $415,000 for the six months ended September 30, 1999, as compared to net loss of approximately $269,000 for the same period one year ago. Offsetting the total in the September 30, 1998 net loss was approximately $500,000 of other income resulting from the recovery of disallowed costs of a rehab client. The net loss decreased 43% to approximately $152,000 for the three months ended September 30, 1999 from approximately $263,000 for the three months ended June 30, 1999.

                                   FORM 10-QSB

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital and current ratio were approximately $116,000 and 1.0, respectively, as of September 30, 1999, as compared to approximately $255,000 and 1.0, respectively, as of March 31, 1999. Cash increased approximately $8,000 for the six months ended September 30, 1999, as compared to March 31, 1999. The increase in cash was primarily attributable to normal operations. Both working capital and the current ratio have decreased as a result of net losses.

         The Rehabilitation division's largest customer in 1997 underwent a routine Medicare audit of its cost report. The customer's fiscal intermediary, in its interpretation of the Medicare prudent buyer guidelines, concluded that the cost of certain professional contract therapy services provided by the Company exceeded these guidelines. Management believed that the fiscal intermediary conducting this audit applied an overreaching and erroneous interpretation of applicable reimbursement guidelines.

         During the second quarter of fiscal 1999, NuMED Rehabilitation successfully recovered a total of $512,000 from the client's fiscal intermediary, representing disallowed costs for the client's fiscal year ending June 30, 1996. Regarding the balance of approximately $75,000, the Company anticipates that the second appeal will be settled without further arbitration.

         The Company has a credit facility in the amount of $3,000,000, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc., Whole Person Home Health Care, Inc., Whole Person Home Health Care of Ohio, Inc. and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as was $1,292,369 and $1,495,265, respectively, at September 30, 1999 and March 31, 1999. The term of the credit facility expires August 14, 2000.

         In accordance with the covenants associated with the credit facility, because the Company is not paying withholding taxes in a timely manner, it is in default of the agreement. The Company is negotiating with the lender to remedy the situation. The Company cannot predict today the costs of the renegotiation or if the renegotiations will be successful.

         The Company also has a $2,000,000 credit facility, secured by NuMED Home Health Care, Inc. and Whole Person Home Health Care of Florida, Inc. The credit advances are limited to the aggregate accounts receivable balance of qualified accounts under 120 days. The outstanding balance as of September 30, 1999 and March 31, 1999 was zero. The term of the credit facility expires August 14, 2000.

         The Company had two additional lines of credit as of March 31, 1999 in the amount of $1,250,000 and $275,000. The credit lines were both secured by certificates of deposits. As of August 4, 1999 the $1,250,000 line was closed and paid in full. The outstanding balance on the remaining line of credit as of September 30, 1999 was $275,000.

         The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At September 30, 1999, net goodwill and intangible assets of the Company were approximately $3.7 million. The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

         If the Company can successfully conclude renegotiations of its credit facilities, and recover through litigation, monies owned by a rehabilitation chain, the Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for at least the next 12 months. Additionally, the Company is seeking outside capital invesment.

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

         In November, 1998 the Company and Turkey Vulture Fund XIII, Ltd. ("Turkey Vulture Fund"), a significant shareholder of the company, were involved in a proxy battle. On January 6, 1999, the Company and its Board of Directors reached an agreement with Turkey Vulture Fund to settle all outstanding litigation and present to NuMED's stockholders a combined slate of nominees to the Board of Directors for this Meeting. Pursuant to the settlement agreement, Turkey Vulture Fund agreed to cause the Committee to withdraw its proxy statement that had been filed in opposition to the Board of Directors' proxy statement. The parties to the settlement agreement agreed to take all appropriate steps pursuant to applicable law necessary to allow the Turkey Vulture Fund to enter into a stock purchase agreement for 744,680 shares of common stock directly from the company, from its currently authorized but unissued stock for $350,000 in cash. The settlement agreement provided that the closing was to occur within two days of the shareholders' approval. However, Stockholder approval was not required under Nevada law, and accordingly, no such approval was sought. As of November 14, 1999 the Stock Purchase Agreement with the Turkey Vulture Fund has not been consummated.

                                   FORM 10-QSB

ITEMS 2 THROUGH 5. - NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.
     27  Financial Data Schedule (SEC use only).

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                   FORM 10-QSB

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NUMED HOME HEALTH CARE, INC.

  Date: November 15, 1999                By:  /s/ SUSAN J. CARMICHAEL
                                       -----------------------------
                                       Susan J. Carmichael
                                       Chief Executive Officer

  Date: November 15, 1999                By:  /s/ MARILYN K. MAGINNES
                                       -----------------------------
                                       Marilyn K. Maginnes
                                       Corporate Controller
                                       Principal Accounting Officer


                                   FORM 10-QSB
                                       14

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

  27                     Financial Date Schedule