Form 10QSB
period 1999-12-31
NUMED HOME HEALTH CARE INC
filed 2000-02-15
CIK 826743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1999
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-12992


                          NUMED HOME HEALTH CARE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           STATE OF NEVADA                      34-1711764
           ---------------                      ----------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)         identification No.)


            5770 ROOSEVELT BOULEVARD, SUITE 700, CLEARWATER, FL 33760
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (727) 524-3227




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.001 par value as of February 14, 2000 was 5,867,012 (exclusive of Treasury Shares).


                                   Form 10-QSB
                                        1

                 NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                                      DECEMBER 31          MARCH 31
                                                                          1999               1999
                                                                      ------------       ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                           $      6,681       $     38,830
  Cash deposits securing contractual arrangements                          275,000          1,176,000
                                                                      ------------       ------------
                                                                           281,681          1,214,830
  Accounts receivable, net of allowance for doubtful accounts of
   $411,400 and $533,048, respectively                                   4,535,300          4,160,383
  Prepaids, inventories, and other current assets                          239,756            278,029
                                                                      ------------       ------------
TOTAL CURRENT ASSETS                                                     5,056,737          5,653,242

Property and equipment, net                                                119,758            220,480
Goodwill, net of amortization of $1,703,261
  and $1,444,255, respectively                                           3,476,874          3,735,880
Other intangible assets, net of accumulated amortization of
   $1,821,313 and $1,965,289 respectively                                  157,475            186,362
Other assets                                                                                   18,877
                                                                      ------------       ------------
TOTAL ASSETS                                                          $  8,810,844       $  9,814,841
                                                                      ============       ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                              $  1,378,156       $    510,718
  Accrued salaries and payroll related                                   1,572,250            935,662
  Accrued expenses                                                         383,856            345,141
  Estimated amounts due to third party payors                              224,294            919,275
  Borrowings                                                             1,581,915          2,687,073
                                                                      ------------       ------------
Total current liabilities                                                5,140,471          5,397,869

Stockholders' equity:
  Preferred stock, authorized 2,000,000, no shares issued
    or outstanding                                                               0                  0
  Common stock, $.001 par value, authorized 48,000,000
    shares, 5,901,500 shares issued                                          5,902              5,902
  Additional paid-in capital                                            10,963,745         10,963,745
  Treasury stock, 34,488 shares of common stock at
    cost                                                                   (39,096)           (39,096)
  Deficit                                                               (7,260,174)        (6,513,579)
                                                                      ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                               3,670,377          4,416,972
                                                                      ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  8,810,848       $  9,814,841
                                                                      ============       ============


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       2

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                            NINE MONTHS ENDED DECEMBER 31,
                                                              1999                 1998
                                                           ------------      -------------
Revenues                                                   $  9,687,642       $ 13,707,711
Direct expenses                                               6,720,402         10,075,690
                                                           ------------       ------------
GROSS PROFIT                                                  2,967,240          3,632,021

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits                                         1,820,241          2,344,285
Operating expenses                                              540,895            677,758
Professional fees                                               190,693            237,872
Occupancy expenses                                              527,496            634,421
Insurance                                                        81,218            168,239
Amortization and depreciation                                   393,026            419,389
Bad debt expense                                                                       125
                                                           ------------       ------------
Total general and administrative                              3,553,569          4,482,089
                                                           ------------       ------------
Operating loss                                                 (586,329)          (859,068)

OTHER REVENUES (EXPENSES):
Interest income                                                  21,409             39,508
Interest expense                                               (183,803)          (216,904)
Other Income                                                      2,128            525,000
Other Expense                                                                     (824,510)
                                                           ------------       ------------
Total other revenues (expenses)                                (160,266)          (476,906)
                                                           ------------       ------------

Loss before income taxes                                       (746,595)        (1,326,974)
Income tax                                                            0              4,881
                                                           ------------       ------------
Net loss                                                   $   (746,595)      $ (1,331,885)
                                                           ============       ============

PER SHARE:
Net loss basic and diluted                                 $      (0.13)      $      (0.26)
                                                           ============       ============


Weighted average shares outstanding-basic and diluted         5,867,012          5,199,663


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       3

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                           THREE MONTHS ENDED DECEMBER 31,
                                                               1999              1998
                                                             ---------       -----------

Revenues                                                   $ 3,118,724       $ 4,328,064
Direct expenses                                              2,217,935         3,157,849
                                                           -----------       -----------
GROSS PROFIT                                                   900,789         1,170,215

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and benefits                                          570,105           730,713
Operating expenses                                             194,380           211,490
Professional fees                                               81,554            56,219
Occupancy expenses                                             166,089           183,829
Insurance                                                       22,701            46,612
Amortization and depreciation                                  134,907           143,217
                                                           -----------       -----------
Total general and administrative                             1,169,736         1,372,080
                                                           -----------       -----------
Operating loss                                                (268,947)         (201,865)

OTHER REVENUES (EXPENSES):
Interest income                                                  1,194            13,499
Interest expense                                               (65,880)          (74,260)
Other Income                                                     2,128          (799,847)
                                                           -----------       -----------
Total other revenues (expenses)                                (62,558)         (860,608)
                                                           -----------       -----------

Loss before income taxes                                      (331,505)       (1,062,473)
Income tax                                                           0                 0
                                                           -----------       -----------
Net loss                                                   $  (331,505)      $(1,062,473)
                                                           ===========       ===========
PER SHARE:
Net loss after income taxes                                $     (0.06)      $      0.20
                                                           ===========       ===========


Weighted average shares outstanding-basic and diluted        5,867,012         5,410,648


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       4

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - UNAUDITED
        NINE MONTHS ENDED DECEMBER 31, 1999 AND YEAR ENDED MARCH 31, 1999

                                                               ADDITIONAL
                                            COMMON STOCK         PAID-IN      ACCUMULATED           TREASURY STOCK
                                        SHARES     DOLLARS       CAPITAL       (DEFICIT)          SHARES     DOLLARS       TOTAL
                                       ---------------------------------------------------------------------------------------------

 BALANCE AT MARCH 31, 1998             5,010,219  $   5,010   $ 10,653,754   $ (4,306,799)       (43,599)   $ (87,634)  $ 6,264,331
                                       =============================================================================================

Net loss                                                                       (2,206,780)                               (2,206,780)

Purchase Treasury Shares                  19,627         20          9,205                       (19,627)      (9,225)           --

Other                                    126,974        127                                                                     127

Shares issued under Termination
    and Mutual Release Agreement         744,680        745        349,255                                                  350,000

Shares issued under employee stock
    purchase plan                                                  (48,469)                       28,738       57,763         9,294
                                       ---------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1999             5,901,500  $   5,902   $ 10,963,745   $ (6,513,579)       (34,488)   $ (39,096)  $ 4,416,972

Net loss                                           (746,595)                                $   (746,595)
                                       ---------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999          5,901,500  $   5,902   $ 10,963,745   $ (7,260,174)       (34,488)   $ (39,096)  $ 3,670,377
                                       =============================================================================================


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       5

                  NUMED HOME HEALTH CARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                     DECEMBER 31      DECEMBER 31
                                                                         1999            1998
                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (746,595)     $(1,331,855)

Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                       393,026          419,389
     Loss on sale or disposal of property, plant and equipment
     Increase (decrease) in cash due to net changes in operating assets and liabilities
          Accounts receivable                                           (374,917)         278,254
          Prepaids  and other current assets                              38,273          181,538
          Accounts payable and accrued expenses                        1,542,741         (465,752)
          Deferred charges and other                                          --          (40,557)
          Estimated amounts due to third party payors                   (694,981)
          Other Assets                                                    18,877
                                                                     ----------------------------
Net cash provided by (used in ) operating activities                     176,424         (958,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                        (4,411)          (5,020)
                                                                     ----------------------------
Net cash provided by (used in ) investing activities                      (4,411)          (5,020)


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                               4,688,217        8,889,197
Payments on borrowings                                                (5,793,379)      (8,458,645)
Proceeds from issuance of stock through employee purchase plan                              8,393
Roceeds from the issuance of stock                                                        409,677
Cash securing contractual arrangements                                   901,000           99,980
                                                                     ----------------------------
Net cash (used in) provided by financing activities                     (204,162)         948,602
                                                                     ----------------------------

 (Decrease) Increase in cash and cash equivalents                        (32,149)         (15,401)

Cash and cash equivalents at beginning of year                            38,830           59,725

                                                                     ----------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     6,681      $    44,324
                                                                     ============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the year                                        $   175,675      $   142,644
                                                                     ============================
Income taxes paid during the year                                    $        --      $        --
                                                                     ============================


           See notes to condensed consolidated financial statements.
                                  Form 10-QSB
                                       6

NUMED HOME HEALTH CARE, iNC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in NuMED Home Health Care, Inc. and Subsidiaries' ("the Company") Form 10-KSB for the year ended March 31, 1999.

NOTE B - SEGMENT REPORTING

         The following schedule presents information about the Company's continuing operations for different industry segments:

         FOR THE NINE MONTHS ENDED
         DECEMBER 31, 1999                                            HOME HEALTH      REHABILITATION
                                                     TOTAL              SERVICES          SERVICES         CORPORATE
                                                   ----------         -----------      --------------      ---------
         Revenue                                   $9,687,642          $8,639,855      $ 1,047,787
         Direct Expenses                            6,720,402           6,007,298          713,104
         Gross Profit                               2,967,240           2,632,557          334,683
         Depreciation and Amortization                393,026             182,264          210,762
         Operating Loss                              (586,329)           (332,893)        (253,436)
         Interest Income                               21,409              19,054            2,355
         Interest Expense                             183,803             126,456           57,347
         Loss Before Income Tax Expense              (746,595)           (438,167)        (308,428)
         Identifiable Assets                        8,810,844           4,535,597        3,933,456          $341,791
         Capital Expenditures                           4,411               4,411               --                --

         FOR THE NINE MONTHS ENDED
         DECEMBER 31, 1998                                            HOME HEALTH      REHABILITATION
                                                     TOTAL              SERVICES          SERVICES         CORPORATE
                                                  -----------         -----------      --------------      ---------
         Revenue                                  $13,707,711          $9,068,447       $4,639,264
         Direct Expenses                           10,075,690           6,259,443        3,816,247
         Gross Profit                               3,632,021           2,809,004          823,017
         Depreciation  and Amortization               419,389             209,310          210,079
         Operating Loss                              (850,068)           (196,800)        (653,268)
         Interest Income                               39,508              30,665            8,843
         Interest Expense                             216,904             162,699           54,205
         Other Income and Expenses                   (299,510)                                              (299,510)
         Loss Before Income Tax Expense            (1,326,974)           (328,834)        (698,630)         (299,510)
         Identifiable Assets                        9,806,918           3,800,629        5,342,568          $663,721
         Capital Expenditures                           5,020               5,020               --                --


                                  Form 10-QSB
                                       7


         FOR THE THREE MONTHS ENDED
         DECTEMBER 31, 1999
                                                                   HOME HEALTH      REHABILITATION
                                                    TOTAL            SERVICES          SERVICES          CORPORATE
                                                  ----------        ----------      --------------       ---------
         Revenue                                  $3,118,724        $2,759,582         $  359,142
         Direct Expenses                           2,217,935         1,964,683            253,252
         Gross Profit                                900,789           794,899            105,890
         Depreciation and Amortization               134,907            64,653             70,254
         Operating Loss                             (268,947)         (179,085)           (89,862)
         Interest Income                               1,194               953                241
         Interest Expense                             65,880            36,893             28,987
         Loss Before Income Tax Expense             (331,505)         (212,897)          (118,608)
         Capital Expenditures                          2,890             2,890                 --



         FOR THE THREE MONTHS ENDED
         DECEMBER 30, 1998
                                                                   HOME HEALTH       REHABILITATION
                                                    TOTAL            SERVICES           SERVICES         CORPORATE
                                                  ----------        ----------      --------------       ---------
         Revenue                                  $4,328,064        $2,855,989         $1,472,075
         Direct Expenses                           3,157,849         1,948,099          1,209,750
         Gross Profit                              1,170,215           907,890            262,325
         Depreciation  and Amortization              143,217            73,191             70,026
         Operating Loss                             (201,865)          (32,065)          (169,800)
         Interest Income                              13,499            12,014              1,485
         Interest Expense                             74,260            41,586             32,674
         Other Income and Expense                   (799,847)                0                           (799,847)
         Loss Before Income Tax Expense           (1,062,473)          (61,637)          (200,989)       (799,847)


NOTE C - EARNINGS PER SHARE

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share" (SFAS 128). Accordingly, basic net loss per share was computed based on the weighted average number of common shares outstanding during the fiscal year. Dilutive net loss per share was computed based on the weighted average number of common shares outstanding plus the shares that would be outstanding assuming exercise of dilutive securities. For the nine months ended December 31, 1999 and 1998, basic net loss per share equaled dilutive net loss per share because of the Company's net loss.


                                  Form 10-QSB
                                       8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Net Revenues for the nine months ended December 31, 1999, decreased by 29% or approximately $4,020,000 over the same period one year ago. The revenues in the rehabilitation division, NuMED Rehabilitation, Inc., decreased approximately $3,591,000 or 77% compared to the same period last year. The cause was the voluntary withdrawal from the East Coastal and Illinois regions, in preparation for the Prospective Payment System (PPS) imposed by the federal government effective January 1, 1999. The Home Health division's revenue decreased approximately $429,000 or 5% compared to the same period last year. While the company's patient referrals increased, the length of stay has decreased. This was an expected result of the Interim Payment System (IPS) imposed by the federal government. The Home Health Division now comprises 89% of the total revenues with Rehabilitation comprising 11% compared to 66% and 34% respectively for the nine month period last year.

         Direct expenses as a percentage of net revenue for the nine months ended December 31, 1999 decreased by 5% to 69% of net revenues as compared to the same period one year ago. The cost of direct expenses for NuMED Rehabilitation, Inc. is 68% of net revenue for the nine months ended December 31, 1999 and 71% of net revenue for the three months ended December 31, 1999. The strategic withdrawal from the East Coastal and Illinois regions in the NuMED Rehabilitation, Inc. division has resulted in the reduction of the direct expenses as a percentage of revenue by 14% as compared to the same nine month period last year of net revenues. The direct expenses for the Home Health Division is 70% of net revenues for the nine months ended December 31, 1999 and 71% of net revenues for three months ended December 31, 1999. As a result, the gross profit margins for the home health division decreased 1% to 30% for the nine month period ended December 31, 1999.

         General and Administrative expenses (excluding amortization and depreciation) for the nine months ended December 31, 1999, decreased by 22% to approximately $3,161,000 or 33% of net revenue from approximately $4,063,000 or 30% of net revenue for the same period one year ago. The decrease was approximately $902,000 for the nine months ended December 31, 1999 over the same period one year ago. The decrease was due primarily to the voluntary withdrawal from the East Coastal and Illinois regions in the NuMED Rehabilitation, Inc. division resulting in the closure of the Rehabilitation office in Horsham, Pennsylvania. The General and Administrative expenses decreased approximately $13,000 in the Home Health division and approximately $889,000 in NuMED Consolidation, Inc. as compared to the same period last year. General and Administrative expenses (excluding amortization and depreciation) for the three months ended December 31, 1999, decreased by 16% to approximately $1,035,000 or 33% of net revenue from approximately $1,229,000 or 28% of net revenue for the same period one year ago.

        As a result of the foregoing, the Company incurred a net loss of approximately $747,000 for the nine months ended December 31, 1999. The net loss decreased 44% from approximately $1,332,000 as compared to the same period one year ago. Included in the December 31, 1998 net loss was approximately $525,000 of other income resulting from the recovery of disallowed costs of a rehab client and other expenses of approximately $825,000.


                                  Form 10-QSB
                                       9

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital and current ratio were approximately negative $84,000 and 1.0, respectively, as of December 31, 1999, as compared to approximately $255,000 and 1.0, respectively, as of March 31, 1999. Cash decreased approximately $32,000 for the nine months ended December 31, 1999, as compared to March 31, 1999. The increase in cash was primarily attributable to normal operations. Both working capital and the current ratio have decreased as a result of net losses.

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

         During the second quarter of fiscal 1999, NuMED Rehabilitation successfully recovered a total of $512,000 from the client's fiscal intermediary, representing disallowed costs for the client's fiscal year ending June 30, 1996. Regarding the balance of approximately $75,000, Company representatives signed a settlement agreement with payment expected within 180 days.

         The Company has a credit facility in the amount of $3,000,000, secured by NuMED Home Health Care, Inc., NuMED Rehabilitation, Inc., Silver Moves, Inc., Countryside Health Services, Inc., Pennsylvania Medical Concepts, Inc., Whole Person Home Health Care, Inc., Whole Person Home Health Care of Ohio, Inc., and Parke Home Health Care, Inc. The credit advances are limited to the aggregate accounts receivable balances of qualified accounts under 120 days. The outstanding balance as was $1,305,769 and $1,495,265, respectively, at December 31, 1999 and March 31, 1999. The term of the credit facility expires August 14, 2000.

         In accordance with the covenants associated with the credit facility, because the Company had not paid withholding taxes in a timely manner, it is in default of the agreement. The Company has renegotiated with the lender to remedy the situation and is in discussions to enter into a forebearance agreement, although no assurance can be given that such an agreement will be reached.

         The Company also has a $2,000,000 credit facility, secured by NuMED Home Health Care, Inc. and Whole Person Home Health Care of Florida, Inc. The credit advances are limited to the aggregate accounts receivable balance of qualified accounts under 120 days. The outstanding balance as of December 31, 1999 and March 31, 1999 was zero. The term of the credit facility expires August 14, 2000.

         The Company had two additional lines of credit as of March 31, 1999 in the amount of $1,250,000 and $275,000. The credit lines were both secured by certificates of deposits. As of August 4, 1999 the $1,250,000 line was closed and paid in full. The outstanding balance on the remaining line of credit as of December 31, 1999 was $275,000.


         The Company's net income has been and will continue to be impacted significantly by the non-cash charge of amortization expense of goodwill and intangible assets of the Company. At December 31, 1999, net goodwill and intangible assets of the Company were approximately $3.6 million. The amortization of goodwill and intangible assets in the future will decrease net income or increase any net loss.

         If the Company can successfully conclude renegotiations of its credit facilities, Successfully negotiate a repayment plan with the Internal Revenue Service for back taxes and recover through litigation, monies owed by a rehabilitation chain, the Company believes that its current cash reserves, projected cash flow and the funds available under its credit facilities will allow the Company to continue to meet its expected capital and operating expenses and working capital needs for the next 12 months. Additionally, the Company is seeking outside capital investment.


                                  Form 10-QSB
                                       10

YEAR 2000

     NuMED's Company-wide Year 2000 Project ("Project") was completed timely and efficiently without any adverse effect on Company's result of operations. The Project is addressing the issue of applications systems, information technology
(IT) systems and technologies which include embedded systems being able to distinguish between the year 1900 and the year 2000. In the fiscal year 1997, the Company began establishing processes for evaluating and managing the risks associated with the Project. The Project is divided into six components. These components include program management, communications, application conversions and technology upgrades, contingency planning, quality assurance and external entities. The Company used internal resources to implement the Project.

     COST. The total costs associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company has incurred costs of approximately $6,000.

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

NOTE D - ACQUISITIONS

         On November 16, 1999, the Company signed a Letter of Intent with Capital General Corporation ("CGC"), a Florida corporation located in Louisiana, to acquire 80.9% of NuMED Home Health Care, Inc. by an issuance of 25,000,000 shares of NuMED common stock. In exchange NuMED will own approximately 45% of CGC, will have (for a two-year period) all acquisitions targeted by CGC in the health care field and upon closing will have a two million five hundred thousand dollar ($2,500,000.00) loan for working capital. The proposed effective date for the transaction was December 31, 1999 which was extended to March 9, 2000. The transaction is subject to approval by the Board of Directors of both NuMED and CGC, and execution of a definitive agreement and a closing pursuant to the terms thereof.


                                  Form 10-QSB
                                       11

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


                                  Form 10-QSB
                                       12

ITEMS 2 THROUGH 4. - NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

         On November 16, 1999, the Company signed a Letter of Intent with Capital General Corporation ("CGC"), a Florida corporation located in Louisiana, to acquire 80.9% of NuMED Home Health Care, Inc. by an issuance of 25,000,000 shares of NuMED common stock. In exchange NuMED will own approximately 45% of CGC, will have (for a two-year period) all acquisitions targeted by CGC in the health care field and upon closing will have a two million five hundred thousand dollar ($2,500,000.00) loan for working capital. The proposed effective date for the transaction was December 31, 1999 which was extended to March 9, 2000. The transaction is subject to approval by the Board of Directors of both NuMED and CGC, and execution of a definitive agreement and a closing pursuant to the terms thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS. There are no exhibits filed with this report

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.


                                  Form 10-QSB
                                       13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              NUMED HOME HEALTH CARE, INC.


  Date: February 14, 2000                     By:  /s/ SUSAN J. CARMICHAEL
                                                   -----------------------
                                                   Susan J. Carmichael
                                                   Chief Executive Officer


  Date: February 14, 2000                     By:  /s/ MARILYN K. MAGINNES
                                                   -----------------------
                                                   Marilyn K. Maginnes
                                                   Corporate Controller
                                                   Principal Accounting Officer