Form 10KSB
period 2003-12-31
NUMED HOME HEALTH CARE INC
filed 2005-03-02
CIK 826743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10 KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transitional period from _________ to___________

Commission File Number 1-12992

WHITE KNIGHT SST, INC.
formerly NuMed Home Health Care, Inc.
(Name of Small Business Issuer in its charter)

Florida State of or other jurisdiction of incorporation or organization	34-1711764 I.R.S. Employer Identification No.

12409 Telecom Drive, Tampa, Florida 33637
(Address of principal executive offices) (Zip Code)

Issuer Telephone Number: 813-979-9222

Securities registered under Section 12(g) of the Exchange Act

Title of each class	Name of Exchange on which registered
Common	None

_____Check whether the Issuer (i) has filed all reports required to be filed by Section 13 or 15d of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and; (ii) and has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

_____Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for the fiscal year ended December 31, 2002 totaled $0 and for fiscal year ended December 31, 2003 totaled $750,000

As of February 28, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the closing bid and asked prices on such date) was approximately $363,310.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS INT HE PAST FIVE YEARS)

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchane Act after the distribution of securiteis under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of February 28, 2005, the registrant had outstanding 450,128,845 shares of $.001 par value common stock

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure format (check one) Yes ☐ No ☒

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

White Knight SST, Inc.
Form 10KSB for the year ended December 31, 2003
Table of Contents

Part I

Item 1	Description of Business	4
	Recent Developments	4
	Constituent Companies	5
Item 2	Description of Properties	6
Item 3	Legal Proceedings	6
Item 4	Submission of Matters to a Vote of the Security Holders	6

Part II

Part III

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

PART I

The information set forth in this Report on Form 10-KSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("the Act"). The words "believes," "anticipates," "plans," "expects," "intends," "estimates," and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause actual results, performance, or achievements of the Company to materially differ from any future results, performance, or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report. The Company has no specific intention to update these statements.

Item 1 - Description of Our Business

White Knight SST, Inc., (formerly NuMed Home Health Care, Inc.) and subsidiaries ("White Knight" the "Company", "us", "we"), a Florida corporation, is a transitional management and finance company engaged by distressed public and private entities in need of reconstruction.  We seek engagements wherein we become majority or large minority owners.  We develop and expand our client equity position through management, finance and board representation.

We believe our approach differentiates us from competitors in that we are operators, not passive investors; we do not invest in equities but rather we derive our revenues in the form of common stock or instruments convertible into common stock of our client companies.  We evaluate the core competencies and then operate our client companies either as majority equity owners or debtors-in-possession in Chapter 11 reorganizations. Following the re-engineering of our publicly held client companies, we seek to either return them to profitability or combine each with a private company that can maximize the client company's core competency.

Recent Developments

We formed White Knight during 2003 through (i) our reincorporation as a Florida company; (ii) acquiring our subsidiary White Knight Publications, Inc.; (iii) the formation of our subsidiary Sic Semper Tyrannis, Inc. and; (iv) populating our portfolio with equities acquired from our founding officers and directors.  The following highlights developments during this period.

●	On November 2, 2000, our predecessor corporation and its eight wholly-owned subsidiaries filed petition under Chapter 11 of the US Bankruptcy Code.

●
Effective August 16, 2001, the US Bankruptcy Court approved the Third Amended Joint Plan of Reorganization.  At that time, our predecessor comprised the parent holding company and four subsidiaries.  Four of the original subsidiaries were dissolved in the course of the bankruptcy proceedings.

●
On November 8, 2002, the remaining four subsidiaries re-filed a petition under the US Bankruptcy Code.  As a result of this second filing, the remaining four subsidiaries were dissolved and severed from the parent holding company.  As of that date and as a result of the bankruptcy filing, our predecessor had no assets.  Pursuant to the Bankruptcy, the only liability remaining was in the form of a pool of restricted common stock equal to 10% of our total capitalization.  Creditors are eligible to receive our common stock from this pool on a pro rata basis. To date, no creditors have placed a claim on this pool.   Pursuant to the Bankruptcy, the ownership of our predecessor was approved at 5% to our original shareholders, 10% to satisfy all creditors as cited above and 85% to our Chairman and Chief Executive Officer for his pre-petition debt, administrative claims and financing.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

●	On October 27, 2003, we reincorporated our company as a Florida corporation and we changed our name to Centrics Holdings, Inc.

●
On December 10, 2003, we (i) acquired White Knight Publications, Inc., ("Publications") through the exchange of 13,249,333 of our restricted common shares for 100% of the shares of Publications.  This was a reverse merger or recapitalization whereby White Knight Publications, Inc. (Publications) is the survivor with the common stock equity of the public company replacing the equity of Publications; (ii) agreed to acquire 64,000,000 constituent company shares (see the section below titled "Constituent Companies") through the exchange of 114,666,666 of our restricted common shares; (iii) engaged our Chief Executive Officer for a period of three years; (iv) engaged our President for a period of three years, and; (iv) changed our name to White Knight SST, Inc.

●	On January 1, 2004, we formed our subsidiary Sic Semper Tyrannis, Inc., to serve as a depository for our portfolio holdings.

●
During 2004, we increased our Constituent Company holdings to a combined total of 160,000,000 restricted common shares including 120,000,000 (one hundred and twenty million) restricted common shares of EarthFirst Technologies, Inc. (EFTI); 20,000,000 (twenty million) restricted common shares of Nanobac Life Sciences, Inc. (NNBP), and; 20,000,000 (twenty-million) restricted common shares of Hybrid Fuel Systems, Inc. (HYFS).

Constituent Companies

Our future success is directly related to the future success of our Constituent Companies.  Our Directors and Executive Officers serve in similar capacities in each of our current Constituent Companies.  Our intent is to serve in similar roles for any future projects we might accept.  Readers are encouraged to review the public filings, Internet web sites and other information relating to each of the following companies

Nanobac Life Sciences, Inc., (OTCBB:  NNBP).  NNBP's primary business is the study and development of therapeutic and diagnostic technologies related to nanobacterium sanguineum ("Nanobacteria").  Nanobacteria are believed to be small (10,000 to 100,000 times smaller than typical bacteria), slowly growing bacterium that can be found in human blood, kidney stones and arterial wall plaques.  NNBP files periodic reports with the Securities and Exchange Commission (SEC) and those reports can be reviewed on the SEC's Internet website at www.sec.gov.  NNBP also maintains an internet web site at www.nanobaclabs.com.  Our Chairman and Chief Executive Officer serves as the Chairman and Chief Executive of NNBP. White Knight owns  20,000,000 (twenty million) shares of NNBP.

Hybrid Fuel Systems, Inc., (OTCBB:  HYFS).  HYFS manufactures and markets retrofit systems for the conversion of gasoline and diesel engines, stationary or vehicular, to non-petroleum based fuels such as compressed natural gas and liquefied natural gas. The HYFS technology is embodied in five US patents and one US patent application.  HYFS files periodic reports with the SEC and those reports can be reviewed on the SEC's Internet website at www.sec.gov.  HYFS also maintains an internet web site at www.hybridfuelsystems.com.  Our Chairman and Chief Executive Officer serves as the Chairman of the Board for HYFS and our President serves as the Chief Executive Officer and as a Director for HYFS. White Knight owns 20,000,000 (twenty million) shares of HYFS.

EarthFirst Technologies, Inc. (OTCBB:  EFTI).  EFTI is dedicated to producing environmentally superior products from carbon-rich solid and liquid materials considered wastes, and is engaged in electrical contracting. EFTI is also focused on the research, development, and commercialization of technologies for the production of alternative sources of fuel and the destruction purification, and/or remediation of liquid and solid waste.  EFTI files periodic reports with the SEC and those reports can be reviewed on the SEC's Internet website at www.sec.gov.  EFTI also maintains an internet web site at www.earthfirsttech.com.  Our Chairman and Chief Executive Officer serves as the Chairman and Chief Executive Officer for EFTI.    White Knight owns 120,000,000 (one-hundred and twenty million) share of EFTI.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Competition

Our industry is comprised of individuals and firms which engage in a variety of segments such as receivables financing, auctions and liquidations, bankruptcy related services, distressed lending, investment banking, accounting, interim management, consulting and other, similar activities.

In the case of White Knight, we assume an active executive level role and majority board representation of our Constituent Companies. We decided to engage in our enterprise as a public company in order to provide a degree of transparency into our activities and so our shareholders could more easily monitor the progress of our engagements.

We are unaware of other public companies which engage in our business and as a result, we do not have any meaningful data that would indicate where our position is within the industry.

Shareholders should therefore consider that literally all firms which offer services similar to White Knight are larger than our company and have greater financial and managerial resources. As a result, we may not be able to effectively compete within our industry. If we aren't able to compete within our industry, shareholders may lose the entire value of their holdings in our Company. Individuals should therefore only consider an investment into White Knight if they can afford the lose of their investment. See the section marked Risk Factors.

Employees

As of February 28, 2005, we had a total of four employees and no part time staff. None of our employees are respresented by a labor unnion. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2 - Description of Property

We lease approximately 2,500 square feet of office space from at a rate of $3,232.30 per month.  Our lease is for a three year period beginning July 1, 2004 and ending June 30, 2007.

We also lease a 10X10 foot air conditioned storage space on a month to month basis at a cost of approximately $101 per month.

Item 3 - Legal Proceedings

On November 1, 2000, our predecessor NuMed Home Health Care, Inc. ("Numed") and 8 of its wholly-owned subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United Sates Bankruptcy Court for the Middle District of Florida (Case Nos. 00-16984-8GI through 00-16992-8GI) seeking protection under title 11 of the United States Code (the "Bankruptcy Code") and/or applicable orders of the Bankruptcy Court.  On August 16, 2001, the Court issued the Final Order confirming the Third Amended Joint Plan of Reorganization relating to our predecessor Numed and four of its wholly-owned subsidiaries.  The remaining four subsidiaries were dissolved.  On November 8, 2002, our predecessor and the four remaining wholly-owned subsidiaries refiled a petition under Chapter 11 of the US Bankruptcy Code.  As a result of the November 8, 2002 filing, our predecessor was severed from its subsidiaries and has since been controlled by equity derived from the Plan of Reorganization.

As more fully described in the Final Plan filed on Form 8-K December 12, 2003, immediately following the bankruptcy, we were held 85% by our Chairman and Chief Executive Officer, 10% by a creditor pool and 5% by all then-existing shareholders of record.  The only liability that we are still obligated to recognize is the establishment of sufficient shares of our common stock to equal 10% of our capitalization as of November 8, 2002 and to make these shares available on a pro rata basis to claims submitted by members of the creditor pool.  To date, no creditors have submitted any claims. The 10% common share pool consists of approximately 10,000,000 (ten million shares) which shares which are currently held by our Chairman and Chief Executive Officer.  There are no other liabilities remaining except this creditor stock pool resulting from the various bankruptcy filings.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

There is no other pending litigation or other proceedings against the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

During the period covered by this report, there have been no matters submitted to a vote of security holders.

PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Our securities are traded on the "pink sheets." under the trading symbol " WKGT."    Previously, the principal market for the Common Stock and Common Stock Purchase Warrants was the NASDAQ OTC-Bulletin Board where they were listed under the symbols NUMD and NUMDW, respectively. The Company announced November 17, 1998 that it was delisted from the NASDAQ Small Cap Market for failure to meet the continuing listing requirements for net tangible assets, market capitalization or net income. Prior to February 1995, the Common Stock was listed on the American Stock Exchange Emerging Company Marketplace. Prior to May 1994, and after November 17, 1998 the Common Stock was traded in the over-the-counter market. The stock prices below are the high and low bid prices as reported on the pink sheets.

The following table sets forth representative high and low bid prices by calendar quarters as reported in the OTC Pink Sheets during the last two fiscal years. The level of trading in the Company's common stock has been limited and the bid prices reported may not be indicative of the value of the common stock or the existence of an active market. The market quotations reflect inter-dealer prices without retail markup, mark-down, or other fees or commissions, and may not necessarily represent actual transactions.

		High Bid	Low Bid
2002
	First Quarter	$0.02	$0.02
	Second Quarter	$0.03	$0.02
	Third Quarter	$0.03	$0.01
	Fourth Quarter	$0.02	$0.01

2003
	First Quarter	$0.03	$0.01
	Second Quarter	$0.02	$0.01
	Third Quarter	$0.04	$0.02
	Fourth Quarter	$0.03	$0.02

As of February 28, 2005, there were 450,128,845- shares of our common stock outstanding.

Shareholders

As of February 28, 2005, the number of holders of record of our common stock was 394 with any shares held by persons or companies in street or nominee name counted only under such street or nominee name.

Dividends

We have not paid any cash dividends in the past and have no present intention of doing so. Payment of future cash dividends will be determined from time to time by our Board of Directors, based upon its future earnings (if any), financial condition, capital requirements and other factors, the company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Recent Sales of Unregistered Securities

As of the effectiveness of the Bankruptcy Plan, our common shareholders owned approximately 5,600,000 of our common shares, our Chairman and Chief Executive Officer owned approximately 94,400,000 of which approximately 10,000,000 shares were held against the creditor pool designed by the Bankruptcy Plan.

On October 15, 2003, we issued 11,600,000 as conversion for debt.  7,500,000 of the shares were issued to our Chairman and Chief Executive Officer.  2,500,000 shares were issued to John Stanton and 1,000,000 shares were issued to a consultant and 100,000 shares were issued for legal services.

On December 9, 2003, we issued 225,456,526 shares to our Chairman and Chief Executive Officer for services, assets contributed and direct investment into our Company.  On December 10, 2003, approximately 11,250,000 shares were issued to the shareholders of White Knight Publications as per our merger agreement. On April 16, 2004, we issued 100,000 shares for legal services.

On February 24, 2004, we issued 125,916,000 shares in connection with the purchase of our Constituent Company shares.  The acquisition agreement for White Knight Publications as well as our acquisition of Constituent Company shares is more fully described in our Form 8-K filed December 12, 2003. On September 28, 2004, we issued 1,000,000 shares to a consultant.

The Company does not currently offer any equity compensation plans.

Item 6 - Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the results of our operations and financial condition. The discussion should be read in conjunction with the audited consolidated financial statements and notes thereto.

December 31, 2002 and December 31, 2003

We acquired our current operations during December, 2003. For the years ended December 31, 2002 and 2003, we operated as White Knight Publications, Inc., a private company engaged in the finance and management of distressed entities. The following compares our performance during this two-year period.

For the years ended 2002 and 2003, our revenue increased by 100% from $0 to $750,000. In addition, during this period, we had significant unrecognized gain in our Constituent Company securities which is recorded as comprehensive income.

During this two-year period, our expenses increased 47% from $131,836 to $279,149 for the years ended December 31, 2002 and 2003, respectively.

During this period, net income from operations increased from a loss of $(133,491) for the year ended December 31, 2002 to income of $404,092 for the year ended December 31, 2003. During this period, we realized an increase in consulting fees of 35%, a 100% increase in our advertising expense and a 74% increase in other operating expenses.

In comparing December 31, 2002 and 2003, our net income increased from a loss of $(133,491) or ($1,334.91) per share to a gain of $404,092 or $0.01 per share.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

At January, 2005, we held 120,000,000 (one hundred and twenty million) shares of EarthFirst Technologies; 20,000,000 (twenty million) shares of Nanobac Life Science, and; 20,000,000 (twenty million) shares of Hybrid Fuel Systems. We may from time to time liquidate eligible securities to finance our operations or to use as investment capital for Constituent Companies. The following chart reflects the value of these securities as of February 10, 2005:

Constituent Company	Shares Held	Closing Bid Price	Portfolio Value
EFTI	120,000,000	$0.16 per share	$19,200,000
NNBP	20,000,000	$0.14 per share	$2,800,000
HYFS	20,000,000	$0.85 per share	$17,000,000
Total portfolio value			$39,000,000

We believe the value of our portfolio taken together with anticipated revenue from future Constituent Companies will be sufficient to provide for our capital needs.

We have no off-balance sheet items connected with our Company or our operations.

2004 and certain expectations for 2005

A substantial portion of our time and efforts was expended during 2004 to complete the Company's audit and other requirements including the filing of this Form 10KSB. This was a protracted exercise because our predecessor had been subject of multiple bankruptcy proceedings as well as a substantial lapse in time between the previous audit and the audit conducted following our acquisition of White Knight Publications.

During 2004 we further dedicated significant time and resources to the operations of our Constituent Companies. We encourage interested parties to carefully review the public filings of our three Constituent Companies for information relating to each enterprise.

Further during 2004 our efforts were primarily directed to the operations of our three Constituent Companies. The following is a chart reflecting our basis in each security held followed by the gain we recognized based on the closing bid price of each security on December 31, 2004.

Security	Basis	Closing Bid Price	\Gain/(loss)	Unrecognized portfolio gain/(loss)
EFTI	$0.10	$0.12	$0.02	$2,400,000
NNBP	$0.07	$0.14	$0.07	$1,400,000
HYFS	$0.04	$0.75	$0.71	$14,200,000
2004				$18,000,000

During 2005, we intend to continue our operating role with our three Constituent Companies and we intend to add additional Constituent Companies as opportunities become available.

Risk Factors

The Company's liquidity, capital resources, and results of operations indicate that an investment in the Company remains speculative, involves a high degree of risk, and should not be made by persons who cannot afford the loss of their entire investment. Prospective investors in the Company should carefully consider all of the information contained in this Report before deciding whether to purchase securities of the Company, and, in particular, the factors set forth below.

Our success is dependent upon the success of our Constituent Companies

We derive our revenue principally from growth in the securities of our Constituent Companies.  As such, we may have little or no control over the gains or losses we may record over the equities we currently hold in our three Constituent Companies.  Interested parties are encouraged to review the public filings with particular attention to the risk factors stated in each respective Constituent Company filings as well as internet web sites and other sources of information on each of our Constituent Companies prior to considering an investment in our securities.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Our business model envisions we will place our assets and executives at risk with each new client accepted

In the course of executing our business model, we intend to accept engagement from public and private companies facing severe financial and operational challenges.  In most cases, our client companies will be engaged in shareholder actions as well as litigation surrounding their particular industry.  In addition, we anticipate our client companies may be undergoing regulatory investigations and other similar activities.  As a part of our engagement, we require a majority representation on the Board of Directors and we assume chief executive and chief financial officer responsibilities.  As a result, our executives may be subject to actions which will require we expense funds for attorneys and/or independent accountants.  Further, while we have taken certain steps to protect our portfolio of securities, by virtue of our business, those assets may be attacked by virtue of our client relationship coupled with the official positions we assume.  In such an event, the value of our portfolio could be dramatically effected and such occurrence would most likely have a severe depressive effect on the trading price of our common stock.  Investors should therefore only purchase shares of our common stock if they can afford the loss of their investment in its entirety.

A Public Market For Our Shares May Not Be Sustained And The Price May Fluctuate.

Previously,  our stock was delisted from the OTC Bulletin Board as a result of our failure to file an annual report on form 10-KSB. Our stock is publicly traded in the "pink sheets" under the symbol "WKGT". The closing bid price as of February 23, 2005 was $0.07. There can be no guarantee that the current price can be maintained or be expected to increase in value. Further, as a stock traded on the "pink sheets", purchasers of the shares may have difficulty selling their common stock should they desire to do so.

Unless An Active Public Trading Market Develops For Our Securities, You May Not Be Able To Sell Your Shares

To date, there has been a very limited public market for our Common Stock,. There can be no assurance that an active trading market will ever develop or, if developed, that it will be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities.

Our Common Stock May be Subject to Penny Stock Regulation.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Our executive officers and directors own a majority of our voting common stock

Our two executive officers who are also our two directors own approximately 95% of our outstanding voting common stock.  As such, these individuals may exert discretion in all matters pertaining to our operations without regard to the preferences of those shareholders who combined own approximately 5% of our outstanding voting common stock.

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Item 7 - Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
White Knight SST, Inc.

We have audited the accompanying consolidated balance sheets of White Knight SST, Inc., as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. an audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidted finanial statement presentation. we believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Knight SST, Inc. as of December 31, 2003 and 2002 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BRIMMER, BUREK & KEELAN LLP

/s/ Brimmer, Burek & Keelan LLP

Tampa, Florida

January 20, 2005

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

WHITE KNIGHT SST, INC.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
Current assets
Cash	$4,922		$1,713
Loans receivable	2,750		100
Total Current Assets	7,672		1,813
Property plant & equipment, net	4,969		3,702
Investments	2,045,155
Total assets	$2,057,796		$5,515

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$60,242	$
Loans payable - related parties	244,152		140,000
Accrued liabilities	4,895		1,655
Accrued taxes	154,000		0
Total current liabilities	463,289		141,655

Deferred taxes	280,000		0

Total liabilities	743,289		141,655
SHAREHOLDERS' EQUITY (DEFICIT)
Shareholders' equity (deficit)
Common stock ($.001 par value; 500,000,000 and100 shares
344,198,199 and 100 shares outstanding, respectively)	344,198
Additional paid-in capital	177,569		100
Other comprehensive income	524,888
Retained earnings (deficit)	267,852		(136,240)
Total shareholders' equity (deficit)	1,314,507		(136,140)
Total liabilities and Shareholders' Equity (Deficit)	$2,057,796		$5,515
See accompanying Notes to Consolidated Financial Statements

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

WHITE KNIGHT SST, INC.
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES
Revenue - Related Party	$750,000	$
Total revenues	750,000

EXPENSES
Operating expenses
Consulting fees	189,315		124,453
Advertising expense	62,242
Other operating expenses	27,592		7,383
Income (Loss) from operations	279,149		(131,836)
Other expenses (income)
Interest (income) expense	3,236		1,655
(Gain) loss on sale of stock	(90,477)		0
(Gain) Loss from other expenses	(87,241)		1,655

Net income (loss) before income taxes	558,092		(133,491)
Income tax expense	154,000		0
Net income (loss)	404,092		(133,491)
Basic income (loss) per share	$0.01		$(1,335)

Basic weighted average number of common shares outstanding	28,683,167		100

Diluted income (loss) per share	$0.01		$(1,335)

Diluted weighted average number of common shares outstanding	28,683,167		100

See accompanying Notes to Consolidated Financial Statements

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

WHITE KNIGHT SST, INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$404,091	$(133,491)
Depreciation	1,984	64
Decrease (increase) in:
Investments	(718,600)
Increase (decrease) in:
Accounts payable	60,243
Accrued income tax	154,000
Accrued liabilities	3,240	1,655
Net cash (used) provided by operating activities	(95,042)	(131,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,251)	(3,766)
Change in loans receivable	(2,650)	(100)
Issuance of common stock	0	100
Net cash (used) provided by investing activities	(5,901)	(3,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable - related party	104,152	136,000
Net cash provided (used) by financing activities	104,152	136,000

Net increase in cash and cash equivalents	3,209	462
Beginning cash and cash equivalents	1,713	1,251
Ending cash and cash equivalents	$4,922	$1,713

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest	$0	$0
Securities received in payment of services	$750,000	$0

See accompanying Notes to Consolidated Financial Statements

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

WHITE KNIGHT SST, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

					Other	Total
					Comprehensive
	Common Stock		Paid-In	Accumulated	Income	Shareholders'
	Shares	Amount	Capital	Deficit	(net of tax)	Deficit
Balance at December 31, 2001	100		100	$(2,749)		(2,649)

Net Loss				(133,491)		(133,491)

Balance at December 31, 2002	100	$0	$100	$(136,240)	$0	$(136,140)

Contributed capital investments			21,667			21,667
Contributed capital investments			500,000			500,000
Common stock issued for recapitalization due to merger	344,198,099	344,198	(344,198)			0
Unrealized holding gain on investments					524,888	524,888
Net income				404,092		404,092

Balance at December 31, 2003	344,198,199	$344,198	$177,569	$267,852	$524,888	$1,314,507

See accompanying Notes to Consolidated Financial Statements

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

WHITE KNIGHT SST, INC.
Notes to Consolidated Financial Statements

NOTE 1 BACKGROUND INFORMATION

The Company was incorporated in 2001 as Troubled Company News.com, Inc.  In May 2003, the Company changed its name to White Knight Publications, Inc. (WKP).  On December 10, 2003, the Company merged with Centrics Holdings Corporation (CHC), a reincorporated Florida corporation (formerly NuMed Home Health Care, Inc., a Nevada Corporation) in a transaction accounted for as a purchase.

The merger was a reverse merger with the Company treated as the acquirer and will be reflected as a recapitalization for accounting purposes.  See footnote 4 Related Party Transactions for additional information.

After completion of the merger, the Company changed its name to White Knight SST, Inc., (WKSST) and WKP became a wholly-owned subsidiary of WKSST.

WKSST is a transitional management, consulting and finance company providing financing and consulting for publicly traded entities in need of reconstruction.  WKP contracts with client companies for corporate reengineering engagements.

Subsequent  to December 31, 2004, WKP changed its name to White Knight Strategies, Inc..  Also, subsequent to December 31, 2004, Sic Semper Tyrannis, Inc. (SST) was incorporated as a wholly-owned subsidiary of WKSST.  SST acts as a repository for WKSST's portfolio of securities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principals of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2002 and 2003 include the accounts of the Company and its wholly owned subsidiary.  The consolidated group includes White Knight Publications, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Property and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service life of three years.

Fair value of financial instruments

All financial instruments are carried at amounts that approximate fair value.  Securities are classified as available for sale with unrealized gains and losses credited or charged, net of the tax effect, to accumulated other comprehensive income, a component of stockholders' equity.  Realized gains and losses on securities available for sale are determined on a specific identification basis and are reported in the consolidated statement of income as investment security gains and losses.

Revenue Recognition

Historically, White Knight earns revenue through services or the conversion of debt or the issuances of securities from Constituent Companies. Thereafter, revenues are recognized as the unrealized gain on the Company's portfolio of Constituent Company securities calculated by subtracting the cost basis from the closing bid price at the end of a reporting period for the Constituent Company security.  Revenue is recorded when the services have been performed and the corresponding payment is assured.

NOTE 3 INVESTMENTS

 Investments represents the market value of the Constituent Company securities held at the end of the reporting period.  In addition, during April 2004, the Company received additional Constituent Company shares which are reflected below:

Constituent Company	Held Dec 31, 2003	Subsequent Event
EarthFirst Technologies (EFTI)	5,000,000	115,000,000
Nanobac Life Sciences (NNBP)	1,892,833	18,107,167
Hybrid Fuel Systems (HYFS)	0	20,000,000

NOTE 4 RELATED PARTY TRANSACTIONS

Master Roll-Up Agreement

On December 10, 2003, White Knight (formerly NuMed Home Health Care) entered an agreement to acquire securities of Constituent Companies from John Stanton, our Chairman and Chief Executive Officer. Prior to the acquisition of securities, Mr. Stanton owned approximately 85% of our voting common stock. See Note 12.

Employment Agreements

White Knight is party to employment agreements with our Chairman and Chief Executive Officer and our President and Director. These employment agreements are for a three year period each and provide for annual salaries and an incentive salary equal to 1/2 of 1% of the adjusted net profits of the Company beginning with the Company's year end 2003 and each fiscal year thereafter during the term of the Agreement.

Messrs Stanton and Clancy own approximately 95% of our voting common stock and serve as our two executive officers and directors.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

NOTE 5 PROPERTY AND EQUIPMENT

Property and Equipment net consists of the following:

	2003	2002
Equipment	7,01	3,766
Less accumulated depreciation	(2,048)	(64)
Total	4,969	3,702

NOTE 6 LOANS PAYABLE - RELATED PARTY

For the years ended December 31, 2003 and 2002 the Company had loans payable to companies that a major shareholder of the Company had significant interests in.  The loans had no written terms of repayment or interest stated. Imputed interest for the years ended December 21, 2003 and 2002 was $3,240 and $1,655, respectively.  As of December 31, 2003 and 2002, no repayments had been made on these loans. Loans payable for the years ended December 31, 2003 and 2002 were:

2003	2002
$ 244,152	$ 140,000
$ 244,152	$ 140,000

NOTE 7  INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, " Accounting for Income Taxes." (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates which will be in effect when these differences reverse. Income tax expense (benefit) for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Current income tax expense (benefit)	$154,000	$0
Deferred income tax expense (benefit)	0	0
Income tax expense (benefit)	$154,000	$0

Income taxes for the years ended December 31, 2003 and 2002 differs form the amounts computed by applying the effective income tax rate of 34% to income before income taxes as a result of the following:

	2003	2002
Computed tax expense at the statutory rate	200,000
Decrease in valuation allowance	(46,000)	0
Current tax expense (benefit)	$154,000	$0
Temporary differences that give rise to deferred tax assets and liabilities
Deferred tax assets
Net operating loss carryforward	0	46,000
Less valuation allowance		(46,000)
Gross deferred tax asset
Gross deferred tax liability
Net deferred tax asset	0	0

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

NOTE 7 - INCOME TAXES (CONTINUED)

The Company's net operating loss carryover of approximately $5,000,000 may be restricted as to its use due to various Internal Revenue Service rules. No curent benefit is provided pertaining to the net operating loss carryforward due such limitations and the uncertainty of realization in the future.

NOTE 8 OPERATING LEASES

For the year ended December 31, 2003 the Company has an operating lease for office space that expires in May 2004.  The lease is a one year, renewable lease and is guaranteed by the Company's president and director.  Rent expense for the year ended December 31, 2003 was $9,226.70.

During the year ended December 31, 2002, the Company did not incur any rent expense.

NOTE 9 EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. There were no potentially dilutive instruments outstanding for all periods presented.

NOTE 10 CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash balances.  Cash balances are held in high quality financial institutions, which are evaluated periodically by management of the company to minimize the risks associated with account balances in excess of federally insured account limits.  During 2003, the Company received the majority of its income from two customers which constitutes a significant concentration of credit risk. However, the Company holds a majority or significant minority interest in each of the Constituent Companies

NOTE 11 RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", which replaced the original Interpretation No. 46 that had been issued in January 2003.  FIN 46 clarifies the application of Accounting Researching Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity interest do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In the Opinion of Management, FIN 46 has no significant applicability to the financial statements.

NOTE 12 SUBSEQUENT EVENT

In February 2004, the Company received approximately 110,000,000 shares of EarthFirst Technologies, 10,600,000 shares of Nanobac Life Sciences and 20,000,000 shares of Hybrid Fuel Systems (Hybrid). The EarthFirst and Nanobac shares were received in exchange for approximately 114,666,667 shares fo the Company's common stock and the Hybrid stock was received in exchange for debt the Company had advanced to Hybrid.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

As reported on a Form 8-k filed September  9, 2004 on August 30, 2004, the Company dismissed its former independent accountant and engaged Brimmer, Burek and Keelan, LLP as our independent accountants. We have never had a disagreement with our accountants on accounting and financial disclosure.

Item 8A - Controls and Procedures

All the Company's former officers and Directors resigned prior to December 31, 2003. Since January 2004 we have worked to develop systems and procedures which:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. Changes we are making in our control procedures include a consolidation of our administration at our executives offices in Tampa, Florida.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Item 8B - Other Information

None.

THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Name	Age	Position/Office Held
John Stanton	56	Chairman, Chief Executive Officer
Mark Clancy	49	President, Director

John Stanton - Chairman of the Board of Directors, Chief Executive Officer

Since December 23, 2003, John Stanton has served as our Chairman of the Board of Directors. Mr. Stanton is also the Chief Executive Officer and Chairman of the Board of Directors of White Knight. From 1987 through the present, Mr. Stanton has served as the President and Chief Executive Officer of Florida Engineered Construction Products Corporation. Mr. Stanton has served as Chairman and President of several public and private companies. Since the early 1990's, Mr. Stanton has been, and continues to be, involved in turn-around management for financially distressed companies, providing both management guidance and financing. Mr. Stanton worked with the international professional services firm that is now known as Ernst & Young, LLP from 1973 through 1981. Mr. Stanton, a Vietnam veteran of the United States Army, graduated from the University of South Florida with a Bachelors Degree in Marketing and Accounting in 1972, and with an MBA in 1973. Mr. Stanton earned the designation of Certified Public Accountant in 1974 and was a Sells Award winner in the CPA examination. Mr. Stanton is a lifetime resident of Tampa, Florida.

Mark Clancy - President and Director

Since December 23, 2003, Mark Clancy has served as our Chief Executive Officer and as a Director. Mr. Clancy is also the President of White Knight SST, Inc., a publicly-traded company and the Chief Executive Officer of White Knight Strategies, Inc. Mr. Clancy founded White Knight Strategies during December 2001 and merged into White Knight SST during December 2003 . Since April 2000, Mr. Clancy has participated in turn-around management for financially distressed companies. From November 1997 through April 2000, Mr. Clancy was co-founder, Director and Executive Vice President of publicly-traded EarthFirst Technologies, Inc.. Mr. Clancy has been an advisor to the Chairman of the Board of EarthFirst since that company's sale in May 2000. From 1992 through 1997, Mr. Clancy served as the Chief Compliance Officer for a Largo, Florida based boutique investment banking firm. Mr. Clancy was honorably discharged after six years of service with the United States Marine Corps. Mr. Clancy was born in Massachusetts and has resided in Florida since 1982.  Mr. Clancy earned a B.A. from the University of South Florida.

Rule 406 Code Of Ethics

The Company has adopted a Code of Ethics which was filed as an exhibit to the Company's Form 8-K on December 12, 2003.  Our Code of Ethics applies to all our employees and those doing business with our Company and specifically applies to our Chief Executive Officer, Chief Financial Officer and all persons serving in similar capacities.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Item 10 - Executive Compensation

Executive Compensation

The following table sets forth certain summary compensation information with respect to our Chief Executive Officer and our only other executive officers as of December 31, 2002 and 2003 whose total annual compensation paid, accrued or distributed for the fiscal year ended December 31, 2002 and 2003, exceeded $100,000:

Name and Principal Position	Year			Other annual compensation ($)	Long term compensation

		Annual Compensation			Restricted Stock Awards	Securities underlying options	LTIP	All other compensation
		Salary	Bonus			SARs	Payouts
		($)	($)		($)	(#)	($)	($)

Stanton,	2003	$0	$0	$0	$0	$0	$0	$0
John
CEO

Clancy, Mark	2002	$110,453	$0	$0	$0	$0	$0	$0
President

	2003	$123,315	$0	$0	$0	$0	$0	$0

Our Directors are not compensated for their participation with our Company.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 2004, the beneficial ownership of the Company's Securities by (i) each current member of the Board of Directors of the Company, (ii) the executive officer named in the Section entitled "Executive Compensation," above and (iii) all current directors and executive officers of the Company as a group.

Name and Address Number of Percent

of Beneficial Owner  Shares of Class

John Stanton 12409 Telecom Drive Tampa, Florida 33637	417,514,037[1]	92.75%
Mark Clancy 409 Telecom Drive Tampa, Florida 33637	13,000,000	2.88%
Officers & Directors as a group	430,514,037	95.63%

[1]
Includes approximately 12,000,000 common shares which comprise the creditor alotment created pursuant to the Banktruptcy Plan. To date, no creditor has applied for their pro rata portion of these shares. If no creditor claims these shares within a reasonable period of time, the ownership of these shares shall revert to our Chairman and Chief Executive Officer.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

Item 12 - Certain Relationships and Related Transactions

On January 4, 2004, we entered three year employment agreements with our Chairman and Chief Executive Officer Mr. John Stanton and with our President and Director Mark Clancy.  Under the terms of the Employee Agreements, base salary is determined by the Board of Directors and an incentive salary equal to 1/2 of 1% of the adjusted net profits shall be paid to the Employee during the three-year term of the Employment Agreement. Both Messrs. Stanton and Clancy declined their incentive salary for the year ended 2003. In addition, the Employment Agreement requires the Company to provide medical and group life insurance and fourteen paid holidays each calendar year. The Employment Agreements are non-cancellable by the Company. The individual may cancel the Employment Agreement with thirty days written notice.

Item 13 - Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302
31.2	Certification by Chief Financial Officer purusant to Sarbarnes-Oxley Section 302
32.1	Certification by chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer purusant to 18 U.S.C. Section 1350

Reports on Form 8-K

We filed a Form 8-K on December 20, 2003 reporting that on December 13, 2003, the Company acquired White Knight Publications and took other actions as specified within that report. Certain actions described in that Form 8-K did not occur until 2004.

On September 7, 2004, we filed a Form 8-K reporting our change of independent accountants.

Item 14 - Principal Accountant Fees and Services

Audit Fees: The aggregate fees billed by BBK for professional services rendered for the audits of the Company's annual financial statements for the years ended December 31, 2003 and 2002 were approximately $22,000.

Audit Related Fees. The Company did not engage BBK to provide professional services to the Company regarding audit related matters during the years ended December 31, 2003 and 2002.

Tax Fees. The Company did not engaged BBK for professional services regarding tax advice or return preparation.

All Other Fees. There were no fees billed by BBK for services rendered to the Company, other than the services covered above for the years ended December 31, 2003 and 2002.

White Knight SST, Inc., 10KSB for the year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on this 28th day of February, 2005.

White Knight SST, Inc.

By:	/s/ John Stanton
John Stanton
Chief Executive Officer

By:	/s/ John Stanton
John Stanton
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on February 28, 2005.

/s/ John Stanton	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer
John Stanton

/s/ Mark Clancy	President and Director
Mark Clancy